Form 10-Q
period 2008-03-31
HEALTHY FAST FOOD INC
filed 2008-04-30
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For the transition period from ______________to ___________________

Commission file number 0-53130

HEALTHY FAST FOOD, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2092180 (IRS Employer Identification No.)

1075 American Pacific, Suite C, Henderson, Nevada 89074
(Address of principal executive offices)                   (Zip Code)

(702) 448-5301
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ]Yes    [x]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,418,350 shares of Common Stock, $0.001 par value, as of April 23, 2008

HEALTHY FAST FOOD, INC.
CONDENSED BALANCE SHEET

Unaudited
March 31, 2008
ASSETS

Current assets
Cash	$4,701,272
Royalty rebate receivable	1,309
Interest receivable	1,541
Inventory	10,271
Prepaid expenses	19,725
Total current assets	4,734,118

Leasehold improvements, property and equipment, net	477,990

Other assets
Deposits	149,218
Franchise fees, net of amortization	14,934
Prepaid franchise fees	217,500
Total other assets	381,652

Total assets	$5,593,760

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$157,796
Current portion of capital lease obligation	3,799
Total current liabilities	161,595

Deferred rent	82,908
Long-term portion of capital lease obligation	18,155

Total liabilities	262,658

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,418,350 shares issued and outstanding at 3/31/08	2,418
Additional paid-in capital	6,680,215
Stock subscriptions receivable	(150)
Deficit	(1,351,381)
Total stockholders' equity	5,331,102

Total liabilities and stockholders' equity	$5,593,760

The accompanying Notes are an integral part of these condensed financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Unaudited
	For the three months ended
	March 31, 2008	March 31, 2007

Revenues
Restaurant sales, net of discounts	$183,298	$277,595
Franchise royalties and fees	17,500	-
Total revenues	200,798	277,595

Restaurant operating costs
Food, beverage and packaging costs	81,092	114,602
Labor and related expenses	93,528	85,580
Occupancy and related expenses	24,606	25,032
Marketing and advertising	20,229	18,715
Royalties	2,928	12,517
General and administrative	64,699	42,726
Officer compensation	64,490	14,713
Investor relations fees	108,842	-
Depreciation and amortization	20,108	17,772
Amortization of franchise fees	438	432
Total costs and expenses	480,960	332,089
Loss from operations	(280,162)	(54,494)

Interest expense	(1,288)	(6,122)
Interest income	3,947	1,417

Loss before income taxes	(277,503)	(59,199)
Provision for income taxes	-	-
Net loss	$(277,503)	$(59,199)

Net loss per common share - basic and fully diluted	$(0.13)	$(0.07)

Weighted average common shares outstanding -
basic and diluted	2,186,110	880,157

The accompanying Notes are an integral part of these condensed financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

				Stock		Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity
Balance, December 31, 2007 (Audited)	1,418,350	$1,418	$2,511,097	$(150)	$(1,073,878)	$1,438,677

Issuance of stock pursuant to unit offering
$5.10 per unit, net of underwriting fees of $510,000
and offering costs of $521,224	1,000,000	1,000	1,721,885	-	-	1,722,885
-Fair market value of 1,000,000 A warrants	-	-	1,119,628	-	-	1,119,628
-Fair market value of 2,000,000 B warrants	-	-	1,226,263	-	-	1,226,263

Fair value of share-based compensation	-	-	101,342	-	-	101,342

Net loss	-	-	-	-	(277,503)	(277,503)
Balance, March 31, 2008 (Unaudited)	2,418,350	2,418	6,680,215	(150)	(1,351,381)	5,331,292

The accompanying Notes are an integral part of these condensed financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
	Unaudited
	For the three months ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net (loss)	$(277,503)	$(59,199)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	20,108	17,772
Amortization of franchise fees	438	432
Share-based compensation	101,342	-
Stock issued for interest	-	700
Changes in operating assets and liabilities:
Royalty rebate receivable	(317)	(2,750)
Interest receivable	(1,541)	-
Inventory	3,304	5,370
Prepaid expenses	(2,975)	-
Accounts payable and accrued liabilities	24,240	24,946
Accrued interest - related parties	(1,844)	(3,243)
Deferred rent	(4,836)	(4,836)
Net cash (used) by operating activities	(139,584)	(20,808)

Cash flows from investing activities:
Deposits	(3,000)	-
Prepaid franchise fees	(140,000)	-
Purchase of fixed assets	(19,470)	(7,798)
Net cash (used) by investing activities	(162,470)	(7,798)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,401,191	903,500
Subscriptions receivable	-	(40,000)
Payments on capital lease obligation	(1,983)	-
Payments on notes payable - related parties	-	(250,200)
Net cash provided by financing activities	4,399,208	613,300

Net change in cash	4,097,154	584,694

Cash, beginning of period	604,118	53,527

Cash, end of period	$4,701,272	$638,221

Supplemental disclosure of cash flow information:
Interest paid	$1,288	$6,122
Value of warrants issued for offering costs	$-	$11,265
Number of shares issued for debt and interest	-	3,350
Value of shares issued for debt and interest	$-	$6,701
Capital lease obligations for property and equipment	$23,937	$-

The accompanying Notes are an integral part of these condensed financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.  The Company owns and operates an EVOS® fast food franchise restaurant located in Henderson, Nevada under franchise rights purchased from EVOS USA, Inc.  The Company also has secured the exclusive right to solicit EVOS® franchises on behalf of EVOS USA, Inc. as an area representative within a 12-state territory.

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s initial report on Form S-1/a filed on March 11, 2008 with the U.S. Securities and Exchange Commission for the year ended December 31, 2007.

2.           FRANCHISE FEE INCOME

The Company recognized $17,500 and $0 in franchise fee income for the three months ended March 31, 2008 and 2007, respectively.  The $17,500 recognized during the three months ended March 31, 2008 represents 50% of the initial franchise fee for a new restaurant location purchased by a new franchisee within the Company’s 12 state territory, and is in accordance with the Company’s Area Representative Agreement with EVOS USA, Inc.

3.           DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 totaled $20,108 and $17,772, respectively.

4.           FRANCHISE FEES AMORTIZATION

Amortization expense related to capitalized franchise fees for the three months ended March 31, 2008 and 2007 totaled $438 and $432, respectively.

5.	INTEREST EXPENSE

Interest expense for the three months ended March 31, 2008 and 2007 totaled $1,288 and $6,122, respectively

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)
6.           PREPAID FRANCHISE FEES

On February 29, 2008, the Company paid EVOS, USA, Inc. $140,000 cash to extend its build-out requirements pursuant to the Area Representative Agreement from five restaurants due by May 31, 2008 to five restaurants due by December 31, 2008.  The effect of the cash paid for the extension is to increase the prepaid franchise fees for 12 restaurants from $6,458 per restaurant to $18,125 per restaurant.  The prepaid franchise fees will be reclassified to "franchise fees" on a "per restaurant" basis on the date the Company opens each restaurant.  The "per restaurant" franchise fee will then be amortized over the 10-year useful life of the franchise fee.

7.           STOCKHOLDERS’ EQUITY

As of March 31, 2008, the Company had 2,418,350 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On March 25, 2008, the Company closed its initial public offering and sold 1,000,000 units at $5.10 per unit to its underwriter for proceeds of $4,068,776 (net of underwriting fees totaling $510,000 and offering costs totaling $521,224).  Each unit consists of one share of $0.001 par value common stock, one “A” warrant exercisable into one share of common stock at $5.10 per share, and two “B” warrants exercisable into two shares of common stock at $10.20 per share.  The fair market values of the “A” and “B” warrants on the date of grant are based on the Black-Scholes-Merton valuation model and recorded to additional paid-in capital as of March 31, 2008 at $1,119,628 and $1,226,263, respectively.

There were no other issuances of preferred or common stock as of March 31, 2008.

8.           STOCK OPTIONS AND WARRANTS

Stock Options – As of December 31, 2007, the Company had issued options to purchase 470,000 shares of common stock with a weighted average strike price of $4.40 per share.  The Company did not grant any new stock options as of March 31, 2008.

Warrants – As of December 31, 2007, the Company had issued warrants to purchase 200,000 shares of common stock with a weighted average strike price of $2.98 per share, of which 25,000 had been exercised into 25,000 shares of the Company’s common stock.

On February 21, 2008, the Company issued a warrant to its corporate investor relations firm to purchase 60,000 units (each unit containing one share of common stock, one “A” warrant, and two “B” warrants) with an exercise price of $6.12 per unit for services relating to its investor relations.  The warrant has been valued at $101,342 using the Black-Scholes-Merton valuation model based upon the following assumptions: term of 5 years, a risk free interest rate of 2.8%, a dividend yield of 0%, and volatility of 40%.  The value of the warrants was allocated against additional paid in capital and investor relations expense.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

			Weighted
	Number	Weighted	Average
	of	Average	Remaining
	Shares	Exercise Price	Contractual Life in Years
Balance, December 31, 2007	175,000	2.98	9.55
Warrants granted and assumed	60,000	1.20	4.95
Warrants expired	-0-	-0-	-0-
Warrants canceled	-0-	-0-	-0-
Warrants exercised	-0-	-0-	-0-
Balance, March 31, 2008	235,000	$2.53	8.38

All warrants outstanding are exercisable as of March 31, 2008.

9.           RELATED PARTY TRANSACTIONS

A Company officer/shareholder has donated 100 square feet of office space for Company use.  The estimated fair market value of the space is $70/month.  The annualized donated rent of $490 is considered immaterial to the financial statements and consequently not recorded on the Company’s financial statements.

The Company paid $12,000 in rent to a real estate holding company held jointly by the Company’s Chief Financial Officer and his spouse as compensation for the three months ended March 31, 2008 pursuant to the Company’s employment agreement with the officer.

10.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for the three months ended March 31, 2008 and 2007:

	2008	2007
Rent and CAM fees	$20,928	$27,597
Utilities	3,678	5,544
Occupancy and related expenses	$24,606	$33,141

11.           COMMITMENTS AND CONTINGENCIES

Franchise agreement – On March 30, 2007, EVOS USA, Inc. modified the terms of the franchise agreement that governs the Company’s franchisor-franchisee relationship.  Under the modified terms, all franchisees will pay a royalty on gross revenues of 3.5% for the first year of operations, 4.5% for the second year of operations, and 5.5% for all subsequent years of operation.  The Company has paid a 5.5% royalty on gross revenues for the period October 14, 2006, through March 30, 2007.  The royalty rate has been reduced for the Company’s Henderson restaurant to 3.5% until March 31, 2008, 4.5% until March 31, 2009, and 5.5% thereafter.  If the Company would have been required to pay the 5.5% royalty rate during the three months ended March 31, 2008, the pro forma impact would have been to increase the net loss and net loss per share by $3,825 and $0, respectively.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

History and Overview

We were incorporated under the laws of the state of Nevada on November 14, 2005 to own and operate EVOS fast food franchises.

We entered into a franchise agreement effective December 14, 2005 to operate an EVOS restaurant in Henderson, Nevada.  Shortly after signing the franchise agreement, we found a location for the restaurant, obtained approval of the site from EVOS USA, Inc., and entered into a lease in January 2006.  From January 2006 to September 2006, we sold 300,000 shares of common stock in a private placement, resulting in net proceeds of $544,878.  These proceeds, together with loans from related parties, were used to build out, open and operate the restaurant.  From February 2006 to October 2006, we redesigned the restaurant interior in cooperation with EVOS USA, Inc., obtained the necessary permits and licenses from government agencies and authorities, built out the improvements to the leasehold site, installed furniture and equipment, received training from EVOS USA, Inc., hired and trained restaurant staff, and launched a marketing and advertising campaign for the restaurant’s opening in October 2006.

In December 2006, we entered into an area representative agreement that gives us the exclusive right to develop EVOS restaurants in a 12-state territory.  To maintain our exclusivity in that territory, we are required to open a minimum number of restaurants within certain timeframes through 2016.  These restaurants may be opened by us or by franchise owners that we identify and solicit.  By December 1, 2008, we must have five restaurants opened and by May 31, 2009, we must have 12 additional restaurants opened.  EVOS USA, Inc. extended the original deadline of May 31, 2008 to December 1, 2008 upon payment of an extension fee of $140,000.

We estimate the cost of opening an EVOS restaurant to range from $380,500 to $534,750.  While we spent in excess of $534,750 to open our first restaurant, we believe that our estimate is reasonable because of amount of the unusual costs incurred in opening the first restaurant.  Specifically, we incurred costs for interior design changes that have since been adopted by EVOS USA, Inc. for all new restaurants.  These changes delayed the opening of the restaurant, thereby causing us to incur occupancy costs prior to opening.  If the cost of the interior design changes and occupancy costs are excluded from the amounts we expended, the cost to open the Henderson restaurant falls within the stated estimated range.  We plan to open as many company-owned restaurants as we can, but will also attempt to locate individuals or entities that can open and operate multi-unit franchises within our territory.

From December 2006 to June 2007, we engaged in a second private placement of 389,450 shares of common stock, resulting in net proceeds of $1,552,127.  These proceeds were used to repay related party loans, pay some of the expenses of our initial public offering, and fund our efforts to solicit franchise owners for our territory.  A portion of these proceeds may also be used to open another restaurant.  During this period, we improved our operations at the Henderson restaurant and began to build the infrastructure necessary to support the operation of multiple restaurants.  We hired a director of operations and a director of training in March 2007.

In March 2008, we completed an initial public offering of 1,000,000 units, each unit consisting of one share of common stock, one Class A warrant and two Class B warrants, resulting in gross proceeds of $5,100,000 and net proceeds of $4,068,776.  The proceeds of the offering will be used to open six company-owned restaurants in the Las Vegas area in the next 12 to 18 months, as well as for marketing expenses, franchise development and working capital.

We propose to open two restaurants in Las Vegas, Nevada within the next six to nine months.  EVOS USA, Inc. has approved the site for one of the restaurants and we have signed a lease for this location.  Opening this restaurant will require approximately $450,000 for leasehold improvements, purchase of fixed assets, security deposits, hiring restaurant personnel, training expenses, advertising and promotion, and other pre-opening expenses.  In addition, we will need to hire employees to staff the additional restaurant.  We will not need to hire any additional corporate-level employees.

Results of Operations

Three Months Ended March 31, 2008.  For the three months ended March 31, 2008, our restaurant generated $183,298 in sales, as compared to $277,595 for the three months ended March 31, 2007.  Management believes that the decline in sales revenues reflected the downturn in the local economy, as unemployment rates in the Las Vegas area increased from 4.2% in December 2006 to 5.6% in December 2007 (according to the Nevada Department of Employment, Training and Rehabilitation).

Our restaurant operating costs were $222,383, or 121% of net sales revenues, resulting in a restaurant operating loss of $39,085.  During the comparable quarter in 2007, restaurant operating costs were 92% of net revenues and we generated restaurant operating income of $21,149.  The most significant increase was in labor and related expenses, which was 51% as a percentage of net sales revenues in 2008, as compared to 31% in 2007.  Most of the increase in labor and related expenses was due to the hiring of our director of operations in March 2007, resulting in the inclusion of his salary for the entire three months ended March 31, 2008, as compared including his salary for only a portion of the 2007 period.  As his salary is fixed, it does not fluctuate with restaurant sales.  We also experienced a slight increase in food, beverage and packaging costs (44% of net sales revenues for 2008 as compared to 41% for 2007).  This was due to increased costs that most of the country is experiencing at this time.

Restaurant operating costs for the 2008 period reflect the reduced royalty rate of 3.5% that went into effect for the period from April 2007 through March 2008.  The rate increases to 4.5% for the period from April 2008 through March 2009.  After March 2009, we will pay royalties at the rate of 5.5%.  We paid a 5.5% royalty on gross revenues from the date the restaurant opened in October 2006 through March 30, 2007.  If we would have been required to pay the 5.5% royalty rate during the three months ended March 31, 2008, the pro forma impact would have been to increase the net loss and the net loss per share by $3,825 and $0, respectively.

We generated our first franchise royalties and fees in 2008, as a result of soliciting a franchisee for the new restaurant location within our 12-state territory.  The $17,500 recognized during the quarter represents 50% of the initial franchisee fee paid to EVOS USA, Inc.

For the quarter ended March 31, 2008, the largest components of general and administrative expenses were accounting fees ($18,700), insurance costs ($10,905), and administrative salaries and payroll taxes ($6,687).  We also incurred $64,490 of officer compensation.  In comparison, we incurred general and administrative expenses of $42,726 in 2007, and officer compensation of $14,713.

In addition, we incurred $108,842 of investor relations fees in 2008, as we hired a financial public relations firm in conjunction with our becoming a public company.  Of this amount, $101,342 was the value of warrants to purchase 60,000 units issued to the public relations firm as part of its compensation.  We did not have any investor relations expenses in 2007.

As a result of the above, our net loss for the three months ended March 31, 2008 was $277,503, as compared to a loss of $59,199 for the three months ended March 31, 2007.

Liquidity and Financial Condition

As of March 31, 2008.  At March 31, 2008, we had working capital of $4,572,523 and cash of $4,701,272, as a result of completing our initial public offering in March 2008.  Working capital and cash at December 31, 2007 were $500,035 and $604,118, respectively.

During the three months ended March 31, 2008, we used $162,470 for investing activities, of which $19,470 was used for the purchase of fixed assets, $3,000 was used for deposits in connection with the new restaurant facility, and $140,000 was paid to EVOS USA, Inc. for the extension of our build-out deadline.  While we had a net loss of $277,503, operating activities used cash of $139,584.  The principal adjustments to reconcile the net loss to net cash used by operating activities was share-based compensation of $101,342 as a result of warrants issued to our public relations firm.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.

Leasehold improvements, property and equipment.  Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected gain or loss from operations.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  Deposits consist primarily of the $128,025 security deposit, of which $64,012 was paid and $64,013 was unpaid as of December 31, 2007, in connection with our Henderson restaurant property lease and is carried at the lower of fair value or cost.

Franchise fees.  Franchise fees paid to EVOS USA, Inc. are stated at cost.  Amortization of the franchise fees is calculated based on the straight-line method over the ten-year useful life of the franchise agreement.  In accordance with SFAS 142, paragraph 11, the useful life of an intangible asset is determined by the period over which the asset is expected to contribute either directly or indirectly to our future cash flows.  Franchise renewal fees are also recorded at cost and amortized over the useful life of the renewal term.  Upon closing or disposal of a restaurant, the accounts will be relieved of cost and accumulated amortization and the related gain or loss will be reflected in income from continued operations.  As of March 31, 2008, franchise fees consisted of $14,934 net of $2,567 of accumulated amortization.

Prepaid franchise fees.  Prepaid franchise fees consist entirely of the advances and payments made to EVOS USA, Inc. in connection with our entering into the Area Representative Agreement in December 2006.  We have the right to develop and operate an additional 12 EVOS restaurants without paying additional franchise fees.  As we open new restaurants, a proportional amount of prepaid franchise fees will be capitalized to franchise fees and amortized over the useful life of the franchise agreement in accordance with SFAS 142, paragraph 11.

On February 29, 2008, we paid EVOS USA, Inc. $140,000 to extend our build-out requirements pursuant to the Area Representative Agreement from five restaurants due by May 31, 2008 to five restaurants due by December 31, 2008.  The effect of the cash paid for the extension is to increase the prepaid franchise fees for 12 restaurants from $6,458 per restaurant to $18,125 per restaurant.  The prepaid franchise fees will be reclassified to "franchise fees" on a "per restaurant" basis on the date the Company opens each restaurant.  The "per restaurant" franchise fee will then be amortized over the 10-year useful life of the franchise fee.

 Revenue, discounts and expense recognition.  Revenue from restaurant sales is recognized when food and beverage products are sold.  We reduce revenue by sales returns and sales discounts.

Revenue earned as an area representative for EVOS USA, Inc. will be derived from restaurants in our 12-state territory and will include initial franchise fees, continuing service fees, and royalties.

Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the completion of our commitment to train franchisees of each of the EVOS restaurants sold in our 12-state territory.  SFAS 45, paragraph 5(a)-(c), stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchiser has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We believe that completion of our training commitment satisfies the “substantial performance” definition outlined above.  We recognized $17,500 and $0 in franchise fee revenue during the three months ended March 31, 2008 and 2007, respectively.

Costs and expenses are recognized during the period in which they are incurred.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.      CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2008, the registrant completed its initial public offering for net proceeds of $4,068,776.  Through March 31, 2008, none of the net proceeds had been used.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Representative’s Purchase Warrants (3)
10.1	EVOS Restaurant Franchise Agreement dated December 14, 2005 (1)
10.2	Conditional Assignment of Telephone Numbers and Listings to EVOS USA, Inc. dated December 14, 2005 (1)
10.3	Collateral Assignment and Assumption of Lease to EVOS USA, Inc. dated December 14, 2005 (1)
10.4	Addendum to Franchise Agreement dated February 6, 2006 (1)
10.5	2007 Stock Option Plan, as amended (1)

Regulation S-K Number	Exhibit
10.6	Promissory Note dated October 24, 2006 to Henry E. Cartwright and Ira J. Miller as Trustee of the Miller Family Trust dated July 18, 2000 (1)
10.7	Warrant to purchase common stock issued to Ira J. Miller dated November 20, 2006 (1)
10.8	Area Representative Agreement between EVOS USA, Inc. and Healthy Fast Food, Inc. dated December 1, 2006 (1)
10.9	Territory and Development Schedule Addendum to the Area Representative Agreement effective February 26, 2007 (1)
10.10	Letter agreement with EVOS USA, Inc. dated July 10, 2007 (1)
10.11	Contract of Employment with Brad Beckstead dated July 25, 2007 (1)
10.12	Letter agreement with EVOS USA, Inc. dated July 30, 2007 (1)
10.13	Letter agreement with EVOS USA, Inc. dated February 7, 2008 (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
____________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

April 29, 2008	By:	/s/ Brad Beckstead
Brad Beckstead
Chief Financial Officer