Form 10-Q
period 2008-06-30
HEALTHY FAST FOOD INC
filed 2008-08-13
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  _____________  to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ]Yes[x]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,418,350 shares of Common Stock, $0.001 par value, as of August 5, 2008

HEALTHY FAST FOOD, INC.
BALANCE SHEETS

	Unaudited	Audited
	June 30, 3008	December 31, 2007
ASSETS

Current assets
Cash	$4,321,032	$604,118
Royalty rebate receivable	1,346	992
Interest receivable	1,231	-
Inventory	11,939	13,575
Prepaid expenses	9,172	16,750
Total current assets	4,344,720	635,435

Leasehold improvements, property and equipment, net	555,312	454,692

Other assets
Deposits	149,217	146,217
Deferred offering costs	-	332,415
Franchise fees, net of amortization	14,497	15,372
Prepaid franchise fees	217,500	77,500
Total other assets	381,214	571,504

Total assets	$5,281,246	$1,661,631

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$137,967	$133,556
Accrued interest - related parties	-	1,844
Current portion of long-term debt	3,929	-
Total current liabilities	141,896	135,400

Deferred rent	76,769	87,744
Long-term liabilities	17,123	-

Total liabilities	235,788	223,144

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,418,350 and 1,418,350 shares issued and outstanding
at 6/30/08 and 12/31/07, respectively	2,418	1,418
Additional paid-in capital	6,614,279	2,511,097
Stock subscriptions receivable	(150)	(150)
Deficit	(1,571,089)	(1,073,878)
Total stockholders' equity	5,045,458	1,438,487

Total liabilities and stockholders' equity	$5,281,246	$1,661,631

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues
Restaurant sales, net of discounts	$167,795	$260,518	$351,093	$538,113
Franchise royalties and fees	3,775	-	23,011	-
Total revenues	171,570	260,518	374,104	538,113

Restaurant operating costs
Food, beverage and packaging costs	68,430	114,015	149,520	228,617
Labor and related expenses	83,337	96,633	172,953	182,212
Occupancy and related expenses	29,254	25,334	53,859	58,475
Marketing and advertising	22,968	23,148	44,948	41,863
Royalties	7,551	4,559	13,966	17,077
General and administrative	85,843	58,707	154,503	101,433
Officer compensation	71,670	169,184	136,159	183,897
Board fees	-	34,375	-	34,375
Investor relations fees	22,500	11,458	131,342	11,458
Depreciation and amortization	17,967	18,141	38,075	35,913
Amortization of franchise fees	438	441	875	873
Total costs and expenses	409,958	555,995	896,200	896,193
Loss from operations	(238,388)	(295,477)	(522,096)	(358,080)

Interest expense	(733)	-	(2,023)	(6,122)
Interest income	22,961	2,847	26,908	4,264

Loss before income taxes	(216,160)	(292,630)	(497,211)	(359,938)
Provision for income taxes	-	-	-	-
Net loss	$(216,160)	$(292,630)	$(497,211)	$(359,938)

Net loss per common share - basic and fully diluted	$(0.10)	$(0.33)	$(0.23)	$(0.41)

Weighted average common shares outstanding -
basic and diluted	2,186,110	880,157	2,186,110	880,157

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATMENT OF STOCKHOLDERS' EQUITY

				Stock		Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity
Balance, December 31, 2007 (Audited)	1,418,350	$1,418	$2,511,097	$(150)	$(1,073,878)	$1,438,677

Issuance of stock pursuant to unit offering
$5.10 per unit, net of underwriting fees of $510,000
and offering costs of $587,160	1,000,000	1,000	1,655,949	-	-	1,656,949
-Fair market value of 1,000,000 A warrants	-	-	1,119,628	-	-	1,119,628
-Fair market value of 2,000,000 B warrants	-	-	1,226,263	-	-	1,226,263

Fair value of share-based compensation	-	-	101,342	-	-	101,342

Net loss	-	-	-	-	(497,211)	(497,211)
Balance, June 30, 2008 (Unaudited)	2,418,350	$2,418	$6,614,279	$(150)	$(1,571,089)	$5,045,458

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATMENTS OF CASH FLOWS
	Unaudited
	For the six months ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net (loss)	$(497,211)	$(359,938)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	38,075	35,913
Amortization of franchise fees	875	873
Share-based compensation	101,342	183,332
Stock issued for interest	-	700
Changes in operating assets and liabilities:
Royalty rebate receivable	(354)	-
Interest receivable	(1,231)	-
Inventory	1,636	1,775
Prepaid expenses	7,578	-
Accounts payable and accrued liabilities	4,411	59,337
Accrued interest - related parties	(1,844)	(3,226)
Deferred rent	(10,975)	(9,672)
Net cash (used) by operating activities	(357,698)	(90,906)

Cash flows from investing activities:
Deposits	(3,000)	-
Prepaid franchise fees	(140,000)	-
Purchase of fixed assets	(114,759)	(8,802)
Net cash (used) by investing activities	(257,759)	(8,802)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of current year offering costs	4,335,255	1,552,126
Subscriptions receivable	-	(150)
Deferred offering costs	-	(129,015)
Payments on notes payable - vehicles	(2,884)	-
Payments on notes payable - related parties	-	(250,200)
Net cash provided by financing activities	4,332,371	1,172,761

Net change in cash	3,716,914	1,073,053

Cash, beginning of period	604,118	53,527

Cash, end of period	$4,321,032	$1,126,580

Supplemental disclosure of cash flow information:
Interest paid	$2,023	$6,122
Value of warrants issued for offering costs	$-	$11,265
Number of shares issued for debt and interest	-	3,350
Value of shares issued for debt and interest	$-	$6,701
Capital lease obligations for property and equipment	$23,937	$-
Deferred offering costs	$332,415	$-

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
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

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s initial report on Form S-1/a filed on March 11, 2008 with the U.S. Securities and Exchange Commission for the year ended December 31, 2007.

2.           FRANCHISE FEE INCOME

The Company recognized $23,011 and $0 in franchise fee income for the six months ended June 30, 2008 and 2007, respectively.  The $17,500 recognized during the quarter ended March 31, 2008 represents 50% of the initial franchise fee for a new restaurant location purchased by a new franchisee within the Company’s 12 state territory, and is in accordance with the Company’s Area Representative Agreement with EVOS USA, Inc.

3.           DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 totaled $38,075 and $35,913, respectively.

4.           FRANCHISE FEES AMORTIZATION

Amortization expense related to capitalized franchise fees for the six months ended June 30, 2008 and 2007 totaled $875 and $873, respectively.

5.	INTEREST INCOME AND EXPENSE

Interest income for the six months ended June 30, 2008 and 2007 totaled $26,908 and $4,264, respectively.

Interest expense for the six months ended June 30, 2008 and 2007 totaled $2,023 and $6,122, respectively.

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

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

7.           STOCKHOLDERS’ EQUITY

As of June 30, 2008, the Company had 2,418,350 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On March 25, 2008, the Company closed its initial public offering and sold 1,000,000 units at $5.10 per unit to its underwriter for proceeds of $4,002,840 (net of underwriting fees totaling $510,000 and offering costs totaling $587,160).  Each unit consists of one share of $0.001 par value common stock, one “A” warrant exercisable into one share of common stock at $5.10 per share, and two “B” warrants exercisable into two shares of common stock at $10.20 per share.  The fair market values of the “A” and “B” warrants on the date of grant are based on the Black-Scholes-Merton valuation model and recorded to additional paid-in capital as of June 30, 2008 at $1,119,628 and $1,226,263, respectively.

There were no other issuances of preferred or common stock as of June 30, 2008.

8.           STOCK OPTIONS AND WARRANTS

Stock Options – As of December 31, 2007, the Company had issued options to purchase 470,000 shares of common stock with a weighted average strike price of $4.40 per share.  The Company did not grant any new stock options as of June 30, 2008.

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

			Weighted
	Number	Weighted	Average
	of	Average	Remaining
	Shares	Exercise Price	Contractual Life in Years
Balance, December 31, 2007	175,000	2.98	9.08
Warrants granted and assumed	60,000	1.20	4.58
Warrants expired	-0-	-0-	-0-
Warrants canceled	-0-	-0-	-0-
Warrants exercised	-0-	-0-	-0-
Balance, June 30, 2008	235,000	$2.53	6.83

All warrants outstanding are exercisable as of June 30, 2008.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Fair Value of Equity Awards  - The above tables reflect the assumptions utilized to value the stock-based compensation as of June 30, 2008 under SFAS 123R and using the Black-Scholes-Merton valuation model.  The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms.  The full term of the options and warrants granted was used for the expected life since the options and warrants were granted to senior management and outside consultants where turnover is expected to be low and since they are expected to hold the options and warrants for the full term to obtain the maximum benefit.  The Company has not paid dividends to date and does not plan to pay dividends in the near future.  The volatility assumptions were derived from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate	2.8-4.92%
Expected life (years)	5-10 Yrs
Expected dividend yield	0.0%
Volatility	40.0%

9.           RELATED PARTY TRANSACTIONS

A Company officer/shareholder has donated 100 square feet of office space for Company use.  The estimated fair market value of the space is $70/month.  The annualized donated rent of $490 is considered immaterial to the financial statements and consequently not recorded on the Company’s financial statements.

The Company paid $24,000 in rent to a real estate holding company held jointly by the Company’s Chief Financial Officer and his spouse as compensation for the six months ended June 30, 2008 pursuant to the Company’s employment agreement with the officer.

10.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for the six months ended June 30, 2008 and 2007:

	2008	2007
Rent and CAM fees	$41,823	$47,086
Utilities	12,036	11,389
Occupancy and related expenses	$53,859	$58,475

11.           COMMITMENTS AND CONTINGENCIES

Franchise agreement – On March 30, 2007, EVOS USA, Inc. modified the terms of the franchise agreement that governs the Company’s franchisor-franchisee relationship.  Under the modified terms, all franchisees will pay a royalty on gross revenues of 3.5% for the first year of operations, 4.5% for the second year of operations, and 5.5% for all subsequent years of operation.  The Company has paid a 5.5% royalty on gross revenues for the period October 14, 2006, through March 30, 2007.  The royalty rate has been reduced for the Company’s Henderson restaurant to 3.5% until March 31, 2008, 4.5% until March 31, 2009, and 5.5% thereafter.  If the Company would have been required to pay the 5.5% royalty rate during the six months ended June 30, 2008, the pro forma impact would have been to increase the net loss and net loss per share by $3,511 and $-0-, respectively.

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

We estimate the cost of opening an EVOS restaurant to range from $380,500 to $534,750.  While we spent in excess of $534,750 to open our first restaurant, we believe that our estimate is reasonable because of amount of the unusual costs incurred in opening the first restaurant.  Specifically, we incurred costs for interior design changes that have since been adopted by EVOS USA, Inc. for all new restaurants.  These changes delayed the opening of the restaurant, thereby causing us to incur occupancy costs prior to opening.  If the cost of the interior design changes and occupancy costs are excluded from the amounts we expended, the cost to open the Henderson restaurant falls within the stated estimated range.  Given current economic conditions in our particular market, we will take appropriate action to maximize shareholder value.

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

In March 2008, we completed an initial public offering of 1,000,000 units, each unit consisting of one share of common stock, one Class A warrant and two Class B warrants, resulting in gross proceeds of $5,100,000 and net proceeds of $4,002,840.  The proceeds of the offering will be used to open six company-owned restaurants in the Las Vegas area in the next 12 to 18 months, as well as for marketing expenses, franchise development and working capital.

We propose to open one restaurant in Las Vegas, Nevada within the next six months.  EVOS USA, Inc. has approved the site for the restaurant and we are in the city plan permit phase for this location.  Opening this restaurant will require approximately $450,000 for leasehold improvements, purchase of fixed assets, security deposits, hiring restaurant personnel, training expenses, advertising and promotion, and other pre-opening expenses.  In addition, we will need to hire employees to staff the additional restaurant.  We will not need to hire any additional corporate-level employees.

In addition to our store opening in Las Vegas, we expect our franchisee in California to open two stores by the end of 2008.

Results of Operations

Three Months Ended June 30, 2008.  For the three months ended June 30, 2008, our restaurant generated $167,795 in sales, as compared to $260,518 for the three months ended June 30, 2007.  Management believes that the decline in sales revenues reflected the downturn in the local economy, as unemployment rates in the Las Vegas area increased from 4.8% in June 2007 to 6.5% in June 2008 (according to the Nevada Department of Employment, Training and Rehabilitation).

Our restaurant operating costs were $211,540, or 126% of net sales revenues, resulting in a restaurant operating loss of $43,745.  During the comparable quarter in 2007, restaurant operating costs were equal to net revenues and we broke even on our restaurant operations.  Part of the increase in restaurant operating costs as a percentage of net sales revenues is due to the fact that some of the restaurant operating costs are fixed, such as salaries for our director of operations and our director of training, as well as occupancy costs.  These costs do not fluctuate with restaurant sales.  Restaurant operating costs for the 2008 period reflect the increased royalty rate of 4.5% that went into effect beginning April 2008.  After March 2009, we will pay royalties at the rate of 5.5%.  We paid a 5.5% royalty on gross revenues from the date the restaurant opened in October 2006 through March 30, 2007.  If we would have been required to pay the 5.5% royalty rate during the three months ended June 30, 2008, the pro forma impact would have been to increase the net loss and the net loss per share by $3,511 and $0, respectively.

We generated our first franchise royalties and fees in 2008, as a result of soliciting a franchisee for the new restaurant location within our 12-state territory.  The $3,775 recognized during the quarter represents 50% of the royalties paid to EVOS USA, Inc.

For the quarter ended June 30, 2008, general and administrative expense increased by $27,136 (46%) due to hiring an internal bookkeeper ($6,600), auditing and review fees ($9,000), transfer agent fees ($5,700) and a general increase in the overall overhead of operating a public company.  The largest components of general and administrative expenses for the 2008 period were auditing and review fees ($14,700), insurance costs ($6,300), and administrative salaries and payroll taxes ($6,639).

Officer compensation for the quarter ended June 30, 2008 decreased by $97,514 (58%) and board fees decreased by $34,375 (100%), due primarily to the stock options granted to officers and directors in the 2007 quarter.  No options were granted in 2008.

The increase in investor relations fees of $11,042 (96%) is due to a contract entered into in February 2008, which requires monthly fees of $7,500.

As a result of the above, our net loss for the three months ended June 30, 2008 was $216,160, as compared to a loss of $289,459 for the comparable 2007 quarter.

Six  Months Ended June 30, 2008.  For the six months ended June 30, 2008, our restaurant generated $351,093 in sales, as compared to $538,113 for the six months ended June 30, 2007.  Management believes that the decline in sales revenues reflected the downturn in the local economy, as described above.

Our restaurant operating costs were $435,246, or 124% of net sales revenues, resulting in a restaurant operating loss of $84,153.  During the comparable period in 2007, restaurant operating costs were 98% of net revenues and we generated a small profit of $13,040 from restaurant operations.  Part of the increase in restaurant operating costs as a percentage of net sales revenues is due to the fact that some of the restaurant operating costs are fixed, such as salaries for our director of operations and our director of training, as well as occupancy costs.  These costs do not fluctuate with restaurant sales.

We generated our first franchise royalties and fees in 2008, as a result of soliciting a franchisee for the new restaurant location within our 12-state territory.  The $23,011 recognized during the six-month period represents 50% of an initial franchise fee and royalties paid to EVOS USA, Inc.

For the six months ended June 30, 2008, general and administrative expense increased by $53,070 (52%) due to hiring an internal bookkeeper ($13,326), auditing and review fees ($33,400), transfer agent fees ($5,700) and a general increase in the overall overhead of operating a public company.  The largest components of general and administrative expenses for the 2008 period were auditing and review fees ($33,400), legal fees ($19,495), insurance costs ($12,332), and administrative salaries and payroll taxes ($13,326).

Officer compensation for the six months ended June 30, 2008 decreased by $47,738 (26%) and board fees decreased by $34,375 (100%), due primarily to the stock options granted to officers and directors in the 2007 quarter.  No options were granted in 2008.  While in 2008 we did not incur stock compensation expense of $137,499 for stock options granted to officers in 2007, salaries increased by $59,420 as we hired our director of operations in March 2007 and our chief financial officer in July 2007.

The increase in investor relations fees of $119,884 is due to a contract entered into in February 2008, which requires monthly fees of $7,500.  We also granted a warrant as part of the compensation for the investor relations firm that was valued at $101,342.

As a result of the above, our net loss for the six months ended June 30, 2008 was $497,211, as compared to a loss of $356,767 for the comparable 2007 period.

Liquidity and Financial Condition

As of June 30, 2008.  At June 30, 2008, we had working capital of $4,202,824 and cash of $4,321,032, as a result of completing our initial public offering in March 2008.  Working capital and cash at December 31, 2007 were $500,035 and $604,118, respectively.

During the six months ended June 30, 2008, we used $257,759 for investing activities, of which $114,759 was used for the purchase of fixed assets, $3,000 was used for deposits in connection with the new restaurant facility, and $140,000 was paid to EVOS USA, Inc. for the extension of our build-out deadline.  As we had a net loss of $497,211, operating activities used cash of $357,698.  The principal adjustments to reconcile the net loss to net cash used by operating activities was share-based compensation of $101,342 as a result of warrants issued to our investor relations firm.

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

Franchise fees.  Franchise fees paid to EVOS USA, Inc. are stated at cost.  Amortization of the franchise fees is calculated based on the straight-line method over the ten-year useful life of the franchise agreement.  In accordance with SFAS 142, paragraph 11, the useful life of an intangible asset is determined by the period over which the asset is expected to contribute either directly or indirectly to our future cash flows.  Franchise renewal fees are also recorded at cost and amortized over the useful life of the renewal term.  Upon closing or disposal of a restaurant, the accounts will be relieved of cost and accumulated amortization and the related gain or loss will be reflected in income from continued operations.  As of June 30, 2008, franchise fees consisted of $14,496 net of $3,004 of accumulated amortization.

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

Revenue earned as an area representative for EVOS USA, Inc. will be derived from restaurants in our 12-state territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the completion of our commitment to train franchisees of each of the EVOS restaurants sold in our 12-state territory.  SFAS 45, paragraph 5(a)-(c), stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchiser has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We believe that completion of our training commitment satisfies the “substantial performance” definition outlined above.  We recognized $23,011 and $0 in franchise fee revenue during the six months ended June 30, 2008 and 2007, respectively.

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

The registrant’s registration statement on Form SB-2 (File No. 333-145360) was declared effective on March 18, 2008.  Paulson Investment Company, Inc. acted as the underwriter.  1,000,000 Units, each Unit consisting of one share of common stock, one redeemable Class A Warrant and two non-redeemable Class B Warrants, were offered for gross proceeds of $5,100,000.  The registrant registered a total of 1,150,000 Units, as well as 100,000 Units sold to the underwriter, and the securities underlying the exercise of all the Warrants.

On March 25, 2008, the registrant completed its initial public offering for net proceeds of $4,002,840.  All of the expenses of the offering, totaling $1,097,160, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Through June 30, 2008, approximately $145,000 of the net proceeds had been used as follows:  $115,000 for the buildout of the registrant’s new restaurant location (purchase and installation of machinery and equipment) and $30,000 towards the operating loss of the existing restaurant (working capital).  None of proceeds was paid to officers, directors, affiliates or more than 10% shareholders.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)

Regulation S-K Number	Exhibit
4.6	Form of Representative’s Purchase Warrants (3)
10.1	EVOS Restaurant Franchise Agreement dated December 14, 2005 (1)
10.2	Conditional Assignment of Telephone Numbers and Listings to EVOS USA, Inc. dated December 14, 2005 (1)
10.3	Collateral Assignment and Assumption of Lease to EVOS USA, Inc. dated December 14, 2005 (1)
10.4	Addendum to Franchise Agreement dated February 6, 2006 (1)
10.5	2007 Stock Option Plan, as amended (1)
10.6	Promissory Note dated October 24, 2006 to Henry E. Cartwright and Ira J. Miller as Trustee of the Miller Family Trust dated July 18, 2000 (1)
10.7	Warrant to purchase common stock issued to Ira J. Miller dated November 20, 2006 (1)
10.8	Area Representative Agreement between EVOS USA, Inc. and Healthy Fast Food, Inc. dated December 1, 2006 (1)
10.9	Territory and Development Schedule Addendum to the Area Representative Agreement effective February 26, 2007 (1)
10.10	Letter agreement with EVOS USA, Inc. dated July 10, 2007 (1)
10.11	Contract of Employment with Brad Beckstead dated July 25, 2007 (1)
10.12	Letter agreement with EVOS USA, Inc. dated July 30, 2007 (1)
10.13	Letter agreement with EVOS USA, Inc. dated February 7, 2008 (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

August 13, 2008	By:	/s/ Brad Beckstead
Brad Beckstead
Chief Financial Officer