Form 10-Q
period 2008-09-30
HEALTHY FAST FOOD INC
filed 2008-11-14
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  __________________ to  __________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,518,350 shares of Common Stock, $0.001 par value, as of November 10, 2008

HEALTHY FAST FOOD, INC.
BALANCE SHEETS

	Unaudited	Audited
	September 30, 2008	December 31, 2007
ASSETS

Current assets
Cash and equivalents	$3,982,431	$604,118
Royalty rebate receivable	1,122	992
Interest receivable	88	-
Inventory	16,535	13,575
Prepaid expenses	23,403	16,750
Total current assets	4,023,579	635,435

Leasehold improvements, property and equipment, net	662,026	454,692

Other assets
Deposits	146,217	146,217
Deferred offering costs	-	332,415
Franchise fees, net of amortization	14,059	15,372
Prepaid franchise fees	217,500	77,500
Total other assets	377,776	571,504

Total assets	$5,063,381	$1,661,631

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$139,642	$133,556
Accrued interest - related parties	-	1,844
Royalties payable	1,688	-
Current portion of long-term debt	4,063	-
Total current liabilities	145,393	135,400

Deferred rent	71,282	87,744
Long-term liabilities	16,055	-

Total liabilities	232,730	223,144

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,518,350 and 1,418,350 shares issued and outstanding
at 9/30/08 and 12/31/07, respectively	2,518	1,418
Additional paid-in capital	6,794,179	2,511,097
Stock subscriptions receivable	(150)	(150)
Deficit	(1,965,896)	(1,073,878)
Total stockholders' equity	4,830,651	1,438,487

Total liabilities and stockholders' equity	$5,063,381	$1,661,631

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues
Restaurant sales, net of discounts	$144,400	$242,631	$495,493	$780,744
Franchise royalties and fees	4,999	-	28,010	-
Total revenues	149,399	242,631	523,503	780,744

Restaurant operating costs
Food, beverage and packaging costs	60,572	101,885	210,092	330,503
Labor and related expenses	75,947	102,240	248,900	284,452
Occupancy and related expenses	37,269	23,372	91,128	71,927
Marketing and advertising	14,287	19,235	59,235	61,098
Royalties	6,498	7,417	20,464	21,323
General and administrative	77,149	45,268	231,652	148,485
Officer compensation	70,631	148,949	206,790	332,846
Board fees	-	-	-	34,375
Consulting fees - related party	-	-	-	11,458
Investor relations fees	23,398	-	154,740	-
Intellectual property acquired from related parties	180,000	-	180,000	-
Depreciation and amortization	18,508	18,534	56,583	54,447
Amortization of franchise fees	437	441	1,312	1,312
Total costs and expenses	564,696	467,341	1,460,896	1,352,226
Loss from operations	(415,297)	(224,710)	(937,393)	(571,482)

Interest expense	(700)	(17)	(2,723)	(6,106)
Interest income	21,189	8,598	48,097	12,863

Loss before income taxes	(394,808)	(216,129)	(892,019)	(564,725)
Provision for income taxes	-	-	-	-
Net loss	$(394,808)	$(216,129)	$(892,019)	$(564,725)

Net loss per common share - basic and fully diluted	$(0.18)	$(0.25)	$(0.40)	$(0.45)

Weighted average common shares outstanding -
basic and diluted	2,211,246	880,157	2,211,246	1,268,337

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
				Stock		Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity
Balance, December 31, 2007 (Audited)	1,418,350	$1,418	$2,511,097	$(150)	$(1,073,877)	$1,438,488

Issuance of stock pursuant to unit offering
$5.10 per unit, net of underwriting fees of $510,000
and offering costs of $587,160	1,000,000	1,000	1,655,949	-	-	1,656,949
-Fair market value of 1,000,000 A warrants	-	-	1,119,628	-	-	1,119,628
-Fair market value of 2,000,000 B warrants	-	-	1,226,263	-	-	1,226,263

Fair value of share-based compensation	-	-	101,342	-	-	101,342

100,000 shares issued for U-Swirl intellectual property at $1.80/share	100,000	100	179,900	-	-	180,000

Net loss	-	-	-	-	(892,019)	(892,019)
Balance, September 30, 2008 (Unaudited)	2,518,350	$2,518	$6,794,179	$(150)	$(1,965,896)	$4,830,651

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATEMENTS OF CASH FLOWS

	Unaudited
	For the nine months ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net (loss)	$(892,019)	$(564,725)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	56,583	54,447
Amortization of franchise fees	1,312	1,312
Share-based compensation	101,342	272,807
Shares issued to acquire U-Swirl intellectual property	180,000
Stock issued for interest	-	700
Changes in operating assets and liabilities:
Royalty rebate receivable	(130)	(1,386)
Interest receivable	(88)	-
Inventory	(2,960)	2,382
Prepaid expenses	(6,653)	-
Accounts payable and accrued liabilities	6,086	12,317
Accrued interest - related parties	(1,844)	(3,243)
Royalties payable	1,688	-
Deferred rent	(16,462)	(14,508)
Net cash (used) by operating activities	(573,145)	(239,897)

Cash flows from investing activities:
Prepaid franchise fees	(140,000)	-
Purchase of fixed assets	(239,980)	(19,481)
Net cash (used) by investing activities	(379,980)	(19,481)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,002,840	1,552,127
Subscriptions receivable	-	(150)
Deferred offering costs	332,415	(217,295)
Payments on notes payable - vehicles	(3,817)	-
Payments on notes payable - related parties	-	(250,200)
Net cash provided by financing activities	4,331,438	1,084,482

Net change in cash	3,378,313	825,104

Cash, beginning of period	604,118	53,527

Cash, end of period	$3,982,431	$878,631

Supplemental disclosure of cash flow information:
Interest paid	$2,723	$6,106
Value of warrants issued for offering costs	$-	$11,265
Number of shares issued for debt and interest	-	3,350
Value of shares issued for debt and interest	$-	$6,701
Capital lease obligations for property and equipment	$23,937	$-
Number of shares issued for intellectual property	100,000	-
Value of shares issued for intellectual property	$180,000	$-

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

Evos Concept
The Company owns and operates an EVOS® fast food franchise restaurant located in Henderson, Nevada under franchise rights purchased from EVOS USA, Inc.  The Company also has secured the exclusive right to solicit EVOS® franchises on behalf of EVOS USA, Inc. as an area representative within a 12-state territory.

U-Swirl Concept
On September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests the ultimate choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s registration statement on Form S-1/a filed on March 11, 2008 with the U.S. Securities and Exchange Commission for the year ended December 31, 2007.

2.           CASH AND EQUIVALENTS

Concentration of Credit Risk for Cash Held at Banks
The company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

During the third quarter ended September 30, 2008, the Company invested $3,000,000 in 13-week maturity US Government Treasury Bills.

3.           FRANCHISE FEE INCOME

The Company recognized $28,010 and $0 in franchise fee income for the nine months ended September 30, 2008 and 2007, respectively.  The $17,500 recognized during the quarter ended March 31, 2008 represents 50% of the initial franchise fee for a new restaurant location purchased by a new franchisee within the Company’s 12 state territory, and is in accordance with the Company’s Area Representative Agreement with EVOS USA, Inc.

4.           DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 totaled $56,583 and $54,447, respectively.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

5.           FRANCHISE FEES AMORTIZATION

Amortization expense related to capitalized franchise fees for the nine months ended September 30, 2008 and 2007 totaled $1,312 and $1,312, respectively.

6.           INTEREST INCOME AND EXPENSE

Interest income for the nine months ended September 30, 2008 and 2007 totaled $48,097 and $12,863, respectively.

Interest expense for the nine months ended September 30, 2008 and 2007 totaled $2,723 and $6,106, respectively.

7.           PREPAID FRANCHISE FEES

On February 29, 2008, the Company paid EVOS, USA, Inc. $140,000 cash to extend its build-out requirements pursuant to the Area Representative Agreement from five restaurants due by May 31, 2008 to five restaurants due initially by December 1, 2008.  On September 12, 2008, the build-out requirements were further extended (without further cost to the Company) to be due by March 1, 2009.  The effect of the cash paid for the extension is to increase the prepaid franchise fees for 12 restaurants from $6,458 per restaurant to $18,125 per restaurant.

8.           STOCKHOLDERS’ EQUITY

As of September 30, 2008, the Company had 2,518,350 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

Initial Public Offering
On March 25, 2008, the Company closed its initial public offering and sold 1,000,000 units at $5.10 per unit to its underwriter for proceeds of $4,068,776 (net of underwriting fees totaling $510,000 and offering costs totaling $521,224).  Each unit consists of one share of $0.001 par value common stock, one “A” warrant exercisable into one share of common stock at $5.10 per share, and two “B” warrants exercisable into two shares of common stock at $10.20 per share.  The fair market values of the “A” and “B” warrants on the date of grant are based on the Black-Scholes-Merton valuation model and recorded to additional paid-in capital as of September 30, 2008 at $1,119,628 and $1,226,263, respectively.

Related Party Acquisition
On September 30, 2008, the Company closed its acquisition of the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc., by issuing 100,000 shares of its $0.001 par value common stock to the owners of the U-Swirl concept.  The value of the acquisition is determined by the Company to be $180,000 based on the fair market value of the stock on the date of acquisition at $1.80 per share multiplied by the 100,000 shares issued.  The fair market value of the stock is used as the basis for valuation because it is the most “readily determinable” valuation method in accordance with FAS123R – Share-Based Compensation.  100% of the valuation amount is expensed as “Intellectual property acquired from related parties” because the sellers of the U-Swirl concept are grandchildren of the Company’s CEO, and no “capitalizable” costs (ie. legal or trademarking fees) were incurred by the sellers in developing the concept.

There were no other issuances of preferred or common stock as of September 30, 2008.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

9.           STOCK OPTIONS AND WARRANTS

Stock Options – As of December 31, 2007, the Company had issued options to purchase 470,000 shares of common stock with a weighted average strike price of $4.40 per share.  The Company did not grant any new stock options during the nine months ended September 30, 2008.

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

All warrants outstanding are exercisable as of September 30, 2008.

Fair Value of Equity Awards  - The above tables reflect the assumptions utilized to value the stock-based compensation as of September 30, 2008 under SFAS 123R and using the Black-Scholes-Merton valuation model.  The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms.  The full term of the options and warrants granted was used for the expected life since the options and warrants were granted to senior management and outside consultants where turnover is expected to be low and since they are expected to hold the options and warrants for the full term to obtain the maximum benefit.  The Company has not paid dividends to date and does not plan to pay dividends in the near future.  The volatility assumptions were derived from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate	2.8-4.92%
Expected life (years)	5-10 Yrs
Expected dividend yield	0.0%
Volatility	40.0%

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

10.           RELATED PARTY TRANSACTIONS

A Company officer/shareholder has donated 100 square feet of office space for Company use.  The estimated fair market value of the space is $70/month.  The annualized donated rent of $490 is considered immaterial to the financial statements and consequently not recorded on the Company’s financial statements.

The Company paid $36,000 in rent to a real estate holding company held jointly by the Company’s Chief Financial Officer and his spouse as compensation for the nine months ended September 30, 2008 pursuant to the Company’s employment agreement with the officer.

11.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for the nine months ended September 30, 2008 and 2007:

	2008	2007
Rent and CAM fees	$62,387	$59,747
Utilities	28,741	12,180
Occupancy and related expenses	$91,128	$71,927

12.           COMMITMENTS AND CONTINGENCIES

Franchise agreement – On March 30, 2007, EVOS USA, Inc. modified the terms of the franchise agreement that governs the Company’s franchisor-franchisee relationship.  Under the modified terms, all franchisees will pay a royalty on gross revenues of 3.5% for the first year of operations, 4.5% for the second year of operations, and 5.5% for all subsequent years of operation.  The Company paid a 5.5% royalty on gross revenues for the period October 14, 2006, through March 30, 2007.  The royalty rate has been reduced for the Company’s Henderson restaurant to 3.5% until March 31, 2008, 4.5% until March 31, 2009, and 5.5% thereafter.  If the Company would have been required to pay the 5.5% royalty rate during the nine months ended September 30, 2008, the pro forma impact would have been to increase the net loss and net loss per share by $4,955 and $-0-, respectively.

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

In December 2006, we entered into an area representative agreement that gives us the exclusive right to develop EVOS restaurants in a 12-state territory.  To maintain our exclusivity in that territory, we are required to open a minimum number of restaurants within certain timeframes through 2016.  These restaurants may be opened by us or by franchise owners that we identify and solicit.  By December 1, 2008, we must have five restaurants opened and by May 31, 2009, we must have 12 additional restaurants opened.  EVOS USA, Inc. extended the original deadline of May 31, 2008 to December 1, 2008 upon payment of an extension fee of $140,000.  The December 1, 2008 deadline was further extended by EVOS USA, Inc. without any additional payment to March 1, 2009.

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

We propose to open one restaurant in Las Vegas, Nevada by the end of the current fiscal year.  EVOS USA, Inc. has approved the site for the restaurant and we expect to have final building and health inspections conducted before November 30, 2008.  Opening this restaurant will require approximately $500,000 for leasehold improvements, purchase of fixed assets, security deposits, hiring restaurant personnel, training expenses, advertising and promotion, and other pre-opening expenses.  In addition, we will need to hire employees to staff the additional restaurant.  We will not need to hire any additional corporate-level employees.

In addition to our store opening in Las Vegas, our franchisee in California opened its first store in November 2008.

Results of Operations

Three Months Ended September 30, 2008.  For the three months ended September 30, 2008, our restaurant generated $144,400 in sales, as compared to $242,631 for the three months ended September 30, 2007.  Management believes that the decline in sales revenues reflected the downturn in the local economy, as unemployment rates in the Las Vegas area increased from 5.1% in September 2007 to 7.4% in September 2008 (according to the Nevada Department of Employment, Training and Rehabilitation).

Our restaurant operating costs were $194,573, or 135% of net sales revenues, resulting in a restaurant operating loss of $50,173.  During the comparable quarter in 2007, restaurant operating costs were 105% of net revenues and we lost $11,518 on our restaurant operations.  Part of the increase in restaurant operating costs as a percentage of net sales revenues is due to the fact that some of the restaurant operating costs are fixed, such as salaries for our director of operations and our director of training, as well as occupancy costs.  These costs do not fluctuate with restaurant sales.  Restaurant operating costs for the 2008 period reflect the increased royalty rate of 4.5% that went into effect beginning April 2008.  After March 2009, we will pay royalties at the rate of 5.5%.  We paid a 5.5% royalty on gross revenues from the date the restaurant opened in October 2006 through March 30, 2007.  If we would have been required to pay the 5.5% royalty rate during the three months ended September 30, 2008, the pro forma impact would have been to increase the net loss and the net loss per share by $4,955 and $0, respectively.

We generated our first franchise royalties and fees in 2008, as a result of soliciting a franchisee for the new restaurant location within our 12-state territory.  The $4,999 recognized during the quarter represents 50% of the royalties paid to EVOS USA, Inc.

For the quarter ended September 30, 2008, general and administrative expense increased by $31,881 (70%) due to hiring an internal bookkeeper ($6,600), legal fees ($17,000), transfer agent fees ($3,200), officers and directors insurance ($3,500) and a general increase in the overall overhead of operating a public company.  The largest components of general and administrative expenses for the 2008 period were legal fees ($22,000), insurance costs ($13,000), and administrative salaries and payroll taxes ($6,639).

Officer compensation for the quarter ended September 30, 2008 decreased by $78,318 (53%), due primarily to the stock options granted to officers in the 2007 quarter.  No options were granted in 2008.

The increase in investor relations fees of $23,398 (100%) is due to a contract entered into in February 2008, which requires monthly fees of $7,500.

We incurred a $180,000 expense resulting from the acquisition of the U-Swirl Frozen Yogurt concept.  We issued 100,000 shares of our common stock to the owners of the concept.  The shares were valued at $180,000, based on the fair market value of the stock on the date of acquisition.  This entire amount was expensed as intellectual property acquired from related parties because the owners of the concept are grandchildren of our chief executive officer.

As a result of the above, our net loss for the three months ended September 30, 2008 was $394,808, as compared to a loss of $216,129 for the comparable 2007 quarter.

Nine  Months Ended September 30, 2008.  For the nine months ended September 30, 2008, our restaurant generated $495,493 in sales, as compared to $780,744 for the nine months ended September 30, 2007.  Management believes that the decline in sales revenues reflected the downturn in the local economy, as described above.

Our restaurant operating costs were $629,819, or 127% of net sales revenues, resulting in a restaurant operating loss of $134,326.  During the comparable period in 2007, restaurant operating costs were 99% of net revenues and we generated a small profit of $11,441 from restaurant operations.  Part of the increase in restaurant operating costs as a percentage of net sales revenues is due to the fact that some of the restaurant operating costs are fixed, such as salaries for our director of operations and our director of training, as well as occupancy costs.  These costs do not fluctuate with restaurant sales.

We generated our first franchise royalties and fees in 2008, as a result of soliciting a franchisee for the new restaurant location within our 12-state territory.  The $23,011 recognized during the nine-month period represents 50% of an initial franchise fee and royalties paid to EVOS USA, Inc.

For the nine months ended September 30, 2008, general and administrative expense increased by $83,167 (56%) due to hiring an internal bookkeeper ($20,000), auditing and review fees ($15,000), legal fees ($12,000), insurance premiums ($13,000), transfer agent fees ($8,900), business meals and entertainment ($6,200), and a general increase in the overall overhead of operating a public company.  The largest components of general and administrative expenses for the 2008 period were auditing and review fees ($40,400), legal fees ($42,000), insurance costs ($34,500), and administrative salaries and payroll taxes ($20,000).

Officer compensation for the nine months ended September 30, 2008 decreased by $126,056 (38%) and board fees decreased by $34,375 (100%), due primarily to the stock options granted to officers and directors in the 2007 quarter.  No options were granted in 2008.  While in 2008 we did not incur stock compensation expense of $226,972 for stock options granted to officers in 2007, salaries increased by $94,000 as we hired our director of operations in March 2007 and our chief financial officer in July 2007.

The increase in investor relations fees of $154,740 is due to a contract entered into in February 2008, which requires monthly fees of $7,500.  We also granted a warrant as part of the compensation for the investor relations firm that was valued at $101,342.

As described above, we incurred $180,000 of expense in connection with the U-Swirl Frozen Yogurt concept.

As a result of the above, our net loss for the nine months ended September 30, 2008 was $892,019, as compared to a loss of $564,725 for the comparable 2007 period.

Liquidity and Financial Condition

As of September 30, 2008.  At September 30, 2008, we had working capital of $3,878,184 and cash of $982,431 and short-term investments of $3,000,000, as a result of completing our initial public offering in March 2008.  Working capital and cash at December 31, 2007 were $500,035 and $604,118, respectively.

During the nine months ended September 30, 2008, we used $3,379,980 for investing activities, of which $239,980 was used for the purchase of fixed assets, $140,000 was paid to EVOS USA, Inc. for the extension of our build-out deadline, and $3,000,000 was invested in 3-month treasury bills.  As we had a net loss of $892,019, operating activities used cash of $573,145.  The principal adjustments to reconcile the net loss to net cash used by operating activities was share-based compensation of $101,342 as a result of warrants issued to our investor relations firm, and $180,000 for the shares issued to acquire the U-Swirl Frozen Yogurt concept.

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

Franchise fees.  Franchise fees paid to EVOS USA, Inc. are stated at cost.  Amortization of the franchise fees is calculated based on the straight-line method over the ten-year useful life of the franchise agreement.  In accordance with SFAS 142, paragraph 11, the useful life of an intangible asset is determined by the period over which the asset is expected to contribute either directly or indirectly to our future cash flows.  Franchise renewal fees are also recorded at cost and amortized over the useful life of the renewal term.  Upon closing or disposal of a restaurant, the accounts will be relieved of cost and accumulated amortization and the related gain or loss will be reflected in income from continued operations.  As of September 30, 2008, franchise fees consisted of $14,059 net of $3,441 of accumulated amortization.

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

On February 29, 2008, we paid EVOS USA, Inc. $140,000 to extend our build-out requirements pursuant to the Area Representative Agreement from five restaurants due by May 31, 2008 to five restaurants due initially by December 1, 2008, but later extended to March 1, 2009 (without additional cost to us).  The effect of the cash paid for the extension is to increase the prepaid franchise fees for 12 restaurants from $6,458 per restaurant to $18,125 per restaurant.

 Revenue, discounts and expense recognition.  Revenue from restaurant sales is recognized when food and beverage products are sold.  We reduce revenue by sales returns and sales discounts.

Revenue earned as an area representative for EVOS USA, Inc. will be derived from restaurants in our 12-state territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the completion of our commitment to train franchisees of each of the EVOS restaurants sold in our 12-state territory.  SFAS 45, paragraph 5(a)-(c), stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchiser has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We believe that completion of our training commitment satisfies the “substantial performance” definition outlined above.  We recognized $28,010 and $0 in franchise fee revenue during the nine months ended September 30, 2008 and 2007, respectively.

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

Through September 30, 2008, approximately $374,000 of the net proceeds had been used as follows:  $240,000 for the buildout of the registrant’s new restaurant location (purchase and installation of machinery and equipment) and $134,000 towards the operating loss of the existing restaurant (working capital).  None of the proceeds were paid to officers, directors, affiliates or more than 10% shareholders.

For the three months ended September 30, 2008, the registrant issued 100,000 shares of common stock for the purchase of the U-Swirl Frozen Yogurt concept, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  The purchaser of the shares, U-Swirl Yogurt, Inc., was deemed to be sophisticated with regard to an investment in the registrant’s shares.  No underwriters were used in connection with the transaction.  The shares were valued at $180,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)

Regulation S-K Number	Exhibit
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Representative’s Purchase Warrants (3)
10.1	EVOS Restaurant Franchise Agreement dated December 14, 2005 (1)
10.2	Conditional Assignment of Telephone Numbers and Listings to EVOS USA, Inc. dated December 14, 2005 (1)
10.3	Collateral Assignment and Assumption of Lease to EVOS USA, Inc. dated December 14, 2005 (1)
10.4	Addendum to Franchise Agreement dated February 6, 2006 (1)
10.5	2007 Stock Option Plan, as amended (1)
10.6	Promissory Note dated October 24, 2006 to Henry E. Cartwright and Ira J. Miller as Trustee of the Miller Family Trust dated July 18, 2000 (1)
10.7	Warrant to purchase common stock issued to Ira J. Miller dated November 20, 2006 (1)
10.8	Area Representative Agreement between EVOS USA, Inc. and Healthy Fast Food, Inc. dated December 1, 2006 (1)
10.9	Territory and Development Schedule Addendum to the Area Representative Agreement effective February 26, 2007 (1)
10.10	Letter agreement with EVOS USA, Inc. dated July 10, 2007 (1)
10.11	Contract of Employment with Brad Beckstead dated July 25, 2007 (1)
10.12	Letter agreement with EVOS USA, Inc. dated July 30, 2007 (1)
10.13	Letter agreement with EVOS USA, Inc. dated February 7, 2008 (4)
10.14	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (5)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_____________________

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

November 14, 2008	By:	/s/ Brad Beckstead
Brad Beckstead
Chief Financial Officer