Form 10-K
period 2008-12-31
HEALTHY FAST FOOD INC
filed 2009-03-27
CIK 1355304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-53130

Healthy Fast Food, Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-2092180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 American Pacific, Suite C, Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 448-5301

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes                      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated  filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $6,073,299 as of June 30, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  2,518,350 shares of common stock as of March 23, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives.  In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  You should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors,” not all of which are known to us.  Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

HEALTHY FAST FOOD, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

INDEX

PART I

Item 1.   Business

Overview

We are in the business of offering consumers a healthier alternative for meals and snacks.  We are launching a national chain of self-serve frozen yogurt stores called U-Swirl Frozen Yogurt and are franchising this concept.  We also own and operate two restaurants as a franchisee of EVOS USA, Inc., but are in discussions to terminate our relationship with that company.

We formed the company in 2005 for the purpose of being an area developer for EVOS USA, Inc. The EVOS restaurant concept delivers healthier food in a fast food restaurant setting.  EVOS restaurants serve American favorites such as burgers, french fries, shakes and smoothies that are lower in fat and calories than most of the fast food restaurants that offer the same items.  EVOS restaurants also use cooking techniques, such as baking instead of frying, and high quality, healthy ingredients to create healthier items.  We opened our first EVOS restaurant as a franchisee of EVOS USA, Inc. in October 2006 in Henderson, Nevada, a suburb of Las Vegas, and opened a second EVOS restaurant in Las Vegas in December 2008.  In December 2006, we entered into an Area Representative Agreement that granted us the exclusive rights to develop EVOS restaurants in a 12-state territory.  As of December 31, 2008, we solicited a franchisee for the Central California area, which opened its first restaurant in November 2008.  Although we are a franchisee and area representative with exclusive development rights in our territory, our operations, finances and management are separate from those of EVOS USA, Inc.  We have a contractual relationship with EVOS USA, Inc. but are not a partner or affiliate of that company.  We are in the process of terminating our relationship with EVOS USA, Inc., as we have not been satisfied with the operating results of our EVOS restaurants.  We plan to operate our two restaurants with new branding after we have formally terminated our relationship with EVOS.

After researching other healthy fast food concepts, we acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept, with the intention of franchising the self-serve yogurt café into a national chain. The U-Swirl Frozen Yogurt concept is owned by U-Swirl International, Inc. (“USI”), which is a wholly owned subsidiary of our company.  U-Swirl allows guests the ultimate choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola.  Guests serve themselves and pay by the ounce instead of by the cup size.  An alternative to a coffee shop hang out, locations are furnished with couches and tables, patio seating and provide free Wi-Fi access.

U-Swirl Frozen Yogurt

We acquired the U-Swirl Frozen Yogurt concept in September 2008 from U Create Enterprises Incorporated (formerly U-Swirl Yogurt, Inc.), which is owned by the grandchildren and family of Henry E. Cartwright, our President, in consideration for 100,000 restricted shares of our common stock.  U Create Enterprises Incorporated continues to operate its frozen yogurt store in Henderson, Nevada, as our franchisee.  No license fees or royalties are charged with respect to this location, as U-Create Enterprises will permit USI to use the location as a training facility.  U-Create Enterprises has reserved the right to open additional locations in Henderson, Boulder City and Pahrump, Nevada.  U-Create Enterprises will pay an initial franchise fee of $5,000 for each location and a 1% royalty on sales.

We recently opened our first company-owned location in Las Vegas, Nevada, in March 2009, and plan to open a second location in the Las Vegas area no later than mid-April 2009.  These locations will have inside seating for 50 people and outside patio seating.

We issued a Franchise Disclosure Document in November 2008 and filed it in certain states which require filing.  The estimated initial investment for a U-Swirl franchise is $350,000 to $455,000, exclusive of real estate costs.  Franchisees pay an initial franchise fee of $15,000 for a single unit or $15,000 plus $5,000 times the minimum number for an area development agreement.  The minimum number is that number of stores we determine should be opened in the development area.

Franchisees pay a 3% royalty on monthly net sales and may pay an additional 2% to support national and regional advertising efforts, once we determine that the system has grown to a sufficient size to warrant these efforts.  We require franchisees to dedicate at least 1% of net sales to local advertising.

Under the U-Swirl system, each store must conform to a standard of interior design, featuring a distinctive and comfortable décor.  The minimum size for a typical U-Swirl store is 1,600 square feet, but stores in malls, kiosks or other unique locations may be smaller.  Under the terms of the franchise agreement, franchisees are required to obtain approval of the store site from USI, build the space out in accordance with USI standards, satisfactorily complete training, and purchase certain equipment and supplies from USI or USI’s approved suppliers.  Franchisees are also required to purchase a cash register, computer hardware and computer software that met U-Swirl system standards and to establish and maintain high-speed Internet access from a service provider meeting the minimum specifications established by USI.  All goods sold by our franchisees must be purchased through USI or through USI’s approved suppliers that have met USI’s specifications and standards.  Specifically, the yogurt sold in U-Swirl stores must meet the criteria established by the National Yogurt Association for live and active culture yogurt.

EVOS Restaurant Operations

EVOS Restaurant Franchise.  We entered into a franchise agreement effective December 14, 2005 to operate an EVOS restaurant in Henderson, Nevada.  The initial term of the franchise agreement is ten years, commencing October 14, 2006.  Under the terms of that franchise agreement, we must operate our EVOS restaurant in accordance with procedures and rules established by EVOS USA, Inc., which cover all aspects of restaurant operation.

The franchise agreement dated December 14, 2005 required us to pay royalties of 5.5% of gross sales on a weekly basis.  Accordingly, we paid a 5.5% royalty on sales for the period from the time that we commenced operations (October 2006) through March 2007.  On March 30, 2007, EVOS USA, Inc. modified its standard franchise agreement by reducing the royalties to 3.5% for the first year of operations of the franchise and 4.5% for the second year of operations.  Thereafter, royalties are 5.5% of gross sales, which are defined to be total actual charges for all products (food and non-food) and services, such as catering and delivery, sold to customers, exclusive of taxes.  As a result, our royalties for the Henderson restaurant were reduced to 3.5% for the period from April 2007 through March 2008 and 4.5% for the period from April 2008 through March 2009.  After March 2009, royalties will be at the rate of 5.5%.

We entered into a collateral assignment and assumption of lease through which we granted EVOS USA, Inc. a security interest in the lease for the Henderson location, all of the furniture, removable trade fixtures, inventory, licenses and supplies located in the restaurant, and the franchise for this restaurant as collateral for (1) the payment of any obligation owed by us to the lessor arising under the lease, (2) any default or breach under the terms of the lease, and (3) any default or breach of any of the terms and provisions of the franchise agreement.  In the event of a breach of or default under the lease or a payment by EVOS USA, Inc. as a result of a breach or default, EVOS USA, Inc. may be entitled to possession of the restaurant and all of our rights, title and interest in and to the lease.  We also entered into a conditional assignment of telephone numbers and listings that assigns EVOS USA, Inc. our telephone numbers and directory listings upon termination or expiration of the franchise for the Henderson location.

Area Representative.  We obtained the exclusive right to own, operate and solicit prospects for EVOS restaurant franchises through an Area Representative Agreement dated December 1, 2006 with EVOS USA, Inc. in a territory consisting of Arizona, California, Colorado, Kansas, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Texas, Utah, and Washington.  The Area Representative Agreement obligated us to open, on our own or through persons that we solicit to be franchise owners, a minimum of 207 new EVOS restaurants over the initial ten development years of the agreement, in accordance with a development schedule specified therein.  Our first development year commenced June 1, 2007 and ended May 31, 2008.  The agreement also required that restaurant franchises be rolled out in a geographically dispersed manner, with minimum requirements in each state.  Under the amended terms of our area representative agreement, we were required to have five restaurants opened in our territory by December 1, 2008.  This date was then extended to March 1, 2009.

These restaurants could be opened by us or through persons that we solicited to be franchise owners.  Under the amended terms of our Area Representative Agreement, we are paid 50% of the initial franchise fees from franchises awarded in our exclusive territory.  We are also paid 50% of the royalties from all franchisees in our exclusive territory, including restaurants that we own, subject to adjustments made by EVOS USA, Inc. if certain performance standards are not met.  These performance standards relate to the appearance, organization, and cleanliness of the premises; the quality of the service; food preparation; adherence to safe food handling and storage procedures; and management of restaurant staff and operations.

Due to the unprofitable operations of our EVOS restaurants, we found it difficult to solicit franchisees for our territory and failed to meet the development requirements as an area representative.  Accordingly, EVOS USA, Inc. has the right to terminate our area representative agreement, which would cause us to lose our exclusive right to develop the 12-state territory.  As of March 24, 2009, the agreement has not been formally terminated.

Franchise Marketing

Our marketing strategy for establishing multi-unit franchises is to contact individuals or entities that have previously developed franchises with our management team in other concepts.  This strategy allows us to find people with the proper knowledge, experience, and financial resources to develop a U-Swirl franchise in a timely fashion.  We believe that we have an advantage in franchise development because the people we have targeted have worked successfully with our management team in the past, shortening the learning curve and accelerating entry to the market.

We are seeking individuals or groups with the skills and financial strength to operate multi-unit franchise organizations within specific geographic territories.  These persons must qualify on the basis of their skill sets and financial ability to develop a territory.  We anticipate a franchise territory will consist of areas that are either cities or counties depending on population.  We seek to identify people with considerable experience in management of food service venues who also have sufficient start-up capital to open several U-Swirl locations.

We will consider the skills and investment capital that each potential multiple franchise owner presents to determine the size and nature of the territory and the minimum number of U-Swirl locations that the franchise owner will be required to maintain in the territory in order keep the exclusive rights to that territory.  We consider the appropriate number of locations in an area to be one store for every 200,000 of population and then set the minimum number of restaurants at half the amount.  For example, a negotiated territory with a population of 2,000,000 people should hold 10 U-Swirl stores and a franchisee of that territory would be required to open a minimum of 5 stores over 3 years to maintain exclusivity.  Franchisees will not be restricted from opening additional restaurants beyond the minimum for their territory.

Industry Background

According to the National Restaurant Association, fast food sales in the U.S. are projected to increase to $150 billion in 2007, a 5% increase over 2006.  The National Restaurant Association also indicates that the current generation of Americans is eating out in an entirely different way than the previous generation.  According to the restaurant trade group, in 1955 approximately 25% of the money Americans spent on all food purchases, including groceries, was at restaurants.  In 2007, it amounts to 48%.  Furthermore, NDP Group, a consumer and retail market research information firm, reports that in 2007 more than half of all meals purchased at the nation’s estimated 935,000 restaurants are eaten at home, at the office or in the car.  In 2006, the typical American ate 81 meals inside restaurants but ordered 127 to go, according to the research group.

We believe that there is an increasing awareness among consumers of the connection between diet and good health, and as a result, demand for high-quality healthy foods, in particular healthy fast foods, is increasing.  We believe U-Swirl stores and EVOS restaurants will be able to take advantage of this growing demand for healthy fast food by focusing on lower-fat meals, nutritional content and wholesome, natural food ingredients.

Competition

The fast food segment of the restaurant industry is highly competitive and fragmented.  In addition, fast food restaurants compete against other segments of the restaurant industry, including fast-casual restaurants and casual dining restaurants.  The number, size and strength of our competitors vary by region.  Our competitors also compete based on a number of factors, including taste, speed of service, value, name recognition, restaurant location and customer service.

The restaurant industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Our restaurant concept competes with international, national, and regional restaurant chains as well as locally owned restaurants.  We compete not only for customers, but also for management and hourly personnel, suitable real estate sites, and qualified franchisees.

U-Swirl Frozen Yogurt.  We believe that each of the following may provide competition to U-Swirl, as each offers frozen yogurt franchises:
•	TCBY – almost 900 locations worldwide; not self-serve
•	Pinkberry – over 70 stores in California and New York; not self-serve
•	Golden Spoon – approximately 100 stores in Arizona, California, Idaho, Nevada and Utah; not self-serve
•	Red Mango – approximately 40-50 stores in California, Hawaii, Illinois, Nevada, New Jersey, New York, Utah and Washington; not self-serve
•	Yogurtland – approximately 30 stores in California, Hawaii, Nevada, New York and Texas; self-serve

EVOS Restaurants.  We believe that each of the following restaurants may provide competition to EVOS restaurants, as each offers either healthier versions of traditional American fast food or provides fast food fare with a focus on organic or naturally raised ingredients:
•	Chipotle Mexican Grill – burritos, tacos and salads using naturally raised meats
•	Better Burger – meat loaf, burgers, fries and smoothies using organic ingredients and naturally raised meats
•	B. Good – burgers, sandwiches, salads and shakes emphasizing lower fat, calorie and carb content
•	Topz – burger, sandwiches, salads, fries and shakes emphasizing lower fat and calorie content
•	KnowFat! Lifestyle Grille – burritos, wraps, salads, burgers, sandwiches and fries with a nutrition center where vitamins and supplements can be purchased
•	Baja Fresh Mexican Grill – burritos, tacos, quesadillas, salads and fajitas prepared to order
•	Blendz – salads, panini sandwiches, smoothies, soups and juices

Of the above-listed restaurants, we believe that only Chipotle Mexican Grill and Baja Fresh Mexican Grill are larger and have significantly greater financial resources than EVOS restaurants as a group.  Topz, KnowFat! Lifestyle Grille, and Blendz appear to have a few more restaurants opened than EVOS as of the date of this annual report.

Trademarks and Copyrights

In connection with our U-Swirl operations, we have the following applications pending with the U.S. Patent and Trademark Office for the following principal service marks and trademarks:
•	“u-swirl FROZEN YOGURT and Design” – U.S. Serial Number 77/561907 filed September 4, 2008;
•	“U-SWIRL FROZEN YOGURT” – U.S. Serial Number 77/617738 filed November 19, 2008;
•	“U-SWIRL” – U.S. Serial Number 77/617762 filed November 19, 2008;
•	“U and Design” – U.S. Serial Number 77/561906 filed September 4, 2008; and
•	“WORTH THE WEIGHT” – U.S. Serial Number 77/561905 filed September 4, 2008.

As a franchisee of EVOS USA, Inc., we have been granted a license to use certain trademarks, service marks and copyrights.

Government Regulation

We are subject to various federal, state and local laws affecting our business.  Our restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located.  In addition, we must comply with various state laws that regulate the franchisor/franchisee relationship.

We are also subject to federal and state laws governing employment and pay practices, overtime, tip credits and working conditions.  The bulk of our employees are paid on an hourly basis at rates related to the federal and state minimum wages.

We are also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger.  Under the Americans with Disabilities Act, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodation for the employment of disabled persons.  We continue to monitor our facilities for compliance with the Americans with Disabilities Act in order to conform to its requirements.  We believe future expenditures for such compliance would not have a material adverse effect on our operations.

Through USI, we offer franchises and are subject to federal and state laws pertaining to franchising.  These laws require that certain information be provided to franchise prospects at certain times and regulate what can be said and done during the offering process.  Some of the states in our territory require the franchise offering circular to be registered and renewed on an annual basis.

Employees

Our EVOS restaurants have approximately 35 employees that work various shifts.  The restaurants are open seven days per week from 11:00 am to 10:00 pm.  In addition to the employees at the EVOS restaurants, we had eight full-time employees as of March 23, 2009, consisting of our chief executive officer and one person for each of the following functions; restaurant site selection, restaurant buildout, franchise sales, restaurant operations, employee training, marketing, and administration.  Our chief financial officer is a part-time employee.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.   Properties

Facilities

Our principal offices are located at 1075 American Pacific, Suite C, Henderson, Nevada 89074.  These offices are leased by Monster Framing, Inc., a company owned by Terry A. Cartwright, one of our founders.  We do not pay any rent for the use of this space.

U-Swirl Frozen Yogurt.  We have leased 2,400 square feet at 305 North Nellis Avenue, Las Vegas, Nevada 89110 for a U-Swirl store, under a 5-year lease that commenced October 3, 2008.  We pay rent for this space of $5,400 per month.

We have also leased 1,645 square feet at 7591 West Washington Avenue, Las Vegas, Nevada 89128 for a U-Swirl store, under a 5-year lease that commenced November 30, 2008.  We pay rent for this space of $4,442 per month.

EVOS Restaurants.  Our EVOS restaurant is located at 10895 South Eastern Avenue, Unit 140/150, Henderson, Nevada 89052.  We lease 2,845 square feet under a five-year lease that commenced January 31, 2006, with an option to extend for two additional five-year terms.  We currently pay rent of $7,326 per month.

Our second EVOS restaurant is located at 7541 West Lake Mead Boulevard, Suite 2, Las Vegas, Nevada 89128.  Our five-year lease for approximately 2,300 square feet commenced December 5, 2007.  Payment of rent in the amount of $8,426 per month commenced December 1, 2008.

Item 3.   Legal Proceedings

There are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened that are deemed material to our business or us.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”)” under the symbol “HFFI.”  The trading symbol often appears as “HFFI.OB” in quotation requests on the Internet.  Priced quotations for our stock were not entered until March 2008.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the fiscal year ended December 31, 2008.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2008 Fiscal Year:
June 30, 2008	$4.50	$3.10
September 30, 2008	$3.00	$1.75
December 31, 2008	$1.75	$0.55

On March 20, 2009, the closing bid price for the common stock on the OTCBB was $0.50 per share.

Holders and Dividends

As of December 31, 2008, there were 101 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2008.

Use of Proceeds

On March 25, 2008, the registrant completed its initial public offering for net proceeds of $4,002,840.  All of the expenses of the offering, totaling $1,097,160, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Through December 31, 2008, approximately $974,000 of the net proceeds had been used as follows:  approximately $460,000 for the buildout of the registrant’s new restaurant location (purchase and installation of machinery and equipment), $250,000 to fund U-Swirl International, Inc., and $264,000 towards the operating loss of the existing restaurant (working capital).  None of the proceeds were paid to officers, directors, affiliates or more than 10% shareholders.

Item 6.    Selected Financial Data

Not required for smaller reporting companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this annual report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors,”  “Business” and elsewhere in this report.

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

In December 2006, we entered into an area representative agreement that gives us the exclusive right to develop EVOS restaurants in a 12-state territory.  To maintain our exclusivity in that territory, we were required to open a minimum number of restaurants within certain timeframes through 2016.  These restaurants could be opened by us or by franchise owners that we identified and solicited.  By December 1, 2008, we were required to have five restaurants opened and by May 31, 2009, we were required to have 12 additional restaurants opened.  EVOS USA, Inc. extended the original deadline of May 31, 2008 to December 1, 2008 upon payment of an extension fee of $140,000.  The December 1, 2008 deadline was further extended by EVOS USA, Inc. without any additional payment to March 1, 2009.  As stated in Item 1. Business, we are in the process of terminating our relationship with EVOS USA, Inc.

From December 2006 to June 2007, we engaged in a second private placement of 389,450 shares of common stock, resulting in net proceeds of $1,552,127.  These proceeds were used to repay related party loans, pay some of the expenses of our initial public offering, and fund our efforts to solicit franchise owners for our territory.  A portion of these proceeds were also used to open another restaurant.  During this period, we improved our operations at the Henderson restaurant and began to build the infrastructure necessary to support the operation of multiple restaurants.  We hired a director of operations and a director of training in March 2007.

In March 2008, we completed an initial public offering of 1,000,000 units, each unit consisting of one share of common stock, one Class A warrant and two Class B warrants, resulting in gross proceeds of $5,100,000 and net proceeds of $4,002,840.  The proceeds of the offering were intended to be used to open six company-owned restaurants in the Las Vegas area in the next 12 to 18 months, as well as for marketing expenses, franchise development and working capital.  We opened our second restaurant in Las Vegas, Nevada in December 2008, and our franchisee in California opened its first store in November 2008.

After experiencing operating losses with our EVOS restaurants, we decided to diversify into another healthy fast food concept and acquired the worldwide rights to U-Swirl Frozen YogurtSM on September 30, 2008.  We opened one U-Swirl location in the Las Vegas area in March 2009 and plan to open a second location by mid-April 2009.  We issued a Franchise Disclosure Document in November 2008 and filed it in certain states which require filing.

Results of Operations

For the year ended December 31, 2008, our restaurants generated $631,795 in sales, as compared to $970,163 for the prior year. Management believes that the decline in sales revenues reflected the downturn in the local economy, as unemployment rates in the Las Vegas area increased from 5.1% in September 2007 to 8.8% in December 2008 (according to the Nevada Department of Employment, Training and Rehabilitation).

Our restaurant operating costs were $929,193, or 147% of net sales revenues, resulting in a restaurant operating loss of $297,398.  During the 2007 fiscal year, restaurant operating costs were 102% of net revenues and we lost $16,037 on our restaurant operations.  Part of the increase in restaurant operating costs as a percentage of net sales revenues is due to the fact that some of the restaurant operating costs are fixed, such as salaries for our director of operations and our director of training, as well as occupancy costs.  These costs do not fluctuate with restaurant sales.  Restaurant operating costs for the 2008 period reflect the increased royalty rate of 4.5% that went into effect beginning April 2008.  We paid a 5.5% royalty on gross revenues from the date the restaurant opened in October 2006 through March 30, 2007 and a 3.5% royalty from April 2007 through March 2008.

We generated our first franchise royalties and fees in 2008, as a result of soliciting a franchisee for the new restaurant location within our 12-state territory.  The $33,663 recognized during 2008 represents 50% of the royalties and fees paid to EVOS USA, Inc.

For the 2008 fiscal year, general and administrative expense increased by $168,269 (77%) due to hiring an internal bookkeeper , legal fees, audit fees, transfer agent fees, officers and directors insurance and a general increase in the overall overhead of operating a public company.  The largest components of general and administrative expenses for the 2008 period were legal fees ($78,298), audit fees ($65,900), insurance costs ($56,687), and administrative salaries and payroll taxes ($32,009).  Legal fees also increased as we prepared a franchise disclosure document for our U-Swirl Frozen Yogurt concept during the last quarter of 2008.

Officer compensation for 2008 decreased by $83,508 (21%), due primarily to the stock options granted to officers in the 2007.  No options were granted in 2008.

The increase in investor relations fees of $184,740 (100%) is due to a contract entered into in February 2008, which requires monthly fees of $7,500.  In addition, we issued a warrant to the investor relations firm to purchase 60,000 units, which was valued at $101,342.

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

Due to our decision to terminate our relationship with EVOS USA, Inc., we have taken an impairment loss on our prepaid franchise fees in the amount of $217,500.

As a result of the above, our net loss for the 2008 fiscal year was $1,603,166, as compared to a loss of $736,381 for 2007.

Liquidity and Financial Condition

At December 31, 2008, we had working capital of $3,297,263 and cash of $3,335,740, as a result of completing our initial public offering in March 2008.  Working capital and cash at December 31, 2007 were $500,035 and $604,118, respectively.

We received net proceeds of $4,002,840 from the initial public offering.  During the 2008 fiscal year, we used $674,832 for investing activities, of which $479,232 was used for the purchase of fixed assets and $140,000 was paid to EVOS USA, Inc. for the extension of our build-out deadline.  As we had a net loss of $1,603,166, operating activities used cash of $924,018.  The principal adjustments to reconcile the net loss to net cash used by operating activities was the loss on impairment of prepaid franchise fees of $217,500, share-based compensation of $101,342 as a result of a warrant issued to our investor relations firm, and $180,000 for the shares issued to acquire the U-Swirl Frozen Yogurt concept.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of December 31, 2008:
	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$19,154	$6,542	$12,612	$--	$--
Operating lease obligations	1,324,601	270,624	569,878	450,869	33,230
Total	$1,343,755	$277,166	$582,490	$450,869	$33,230

Plan of Operations

In addition to the obligations disclosed in the above table, we expect to spend approximately $2,500,000 during the fiscal year ending December 31, 2009 for the opening of U-Swirl locations in the Las Vegas area and compliance with franchising laws.  In addition to the two U-Swirl locations we will have opened by mid-April 2009, we expect to open an additional seven locations in the Las Vegas metropolitan area by the end of 2009.  Some of these additional locations may be in partnership with others.  Based upon discussions to date, we also expect to have three franchised locations by the end of 2009.  We do not believe that we will need to add to our existing corporate staff in order to accommodate this growth.

We also anticipate that we may spend up to $50,000 to re-open our existing EVOS restaurants under a new name with new décor and menu items.  Our objective is to achieve at least break-even operations with respect to these restaurants.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  As of December 31, 2008, inventories consisted of food and beverages ($17,152) and non-foods ($26,298).  We did not incur any significant charges to cost of sales for spoilage during fiscal 2008 or 2007.

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

Deposits.  Deposits consist of the $151,617 in security deposits for multiple locations, of which $87,604 was paid and $64,013 (in connection with our Henderson restaurant property lease) was unpaid as of December 31, 2008.  All deposits are carried at the lower of fair value or cost.

Franchise fees.  Franchise fees paid to EVOS USA, Inc. are stated at cost.  Amortization of the franchise fees is calculated based on the straight-line method over the ten-year useful life of the franchise agreement.  In accordance with SFAS 142, paragraph 11, the useful life of an intangible asset is determined by the period over which the asset is expected to contribute either directly or indirectly to our future cash flows.  Franchise renewal fees are also recorded at cost and amortized over the useful life of the renewal term.  Upon closing or disposal of a restaurant, the accounts will be relieved of cost and accumulated amortization and the related gain or loss will be reflected in income from continued operations.  As of December 31, 2008, franchise fees consisted of $13,621 net of $3,879 of accumulated amortization.

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

During the quarter ended March 31, 2009, we determined to terminate our relationship with EVOS USA, Inc. and abandon our area representative agreement.  We also determined that the viability of the EVOS concept and franchise model was in question significant enough to abandon the concept altogether.  Accordingly, we determined to impair our prepaid franchise fees and recorded a loss totalling $217,500 as of December 31, 2008.  We continue to operate our two franchise stores under the EVOS concept as of the date of this report.

 Revenue, discounts and expense recognition.  Revenue from restaurant sales is recognized when food and beverage products are sold.  We reduce revenue by sales returns and sales discounts.

Revenue earned as an area representative for EVOS USA, Inc. will be derived from restaurants in our 12-state territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the completion of our commitment to train franchisees of each of the EVOS restaurants sold in our 12-state territory.  SFAS 45, paragraph 5(a)-(c), stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchiser has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We believe that completion of our training commitment satisfies the “substantial performance” definition outlined above.  We recognized $18,450 and $0 in franchise fee revenue during fiscal 2008 and 2007, respectively.

Costs and expenses are recognized during the period in which they are incurred.

Recently Issued Accounting Pronouncements

EITF No. 07-05 – In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption for an existing instrument is not permitted.  We do not expect the adoption of EITF Issue No. 07-05 will have a material impact on our financial statements.

FSP No. 142-3 – In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We do not expect the adoption of FSP No. 142-3 will have a material impact on our financial statements.

SFAS No. 161 – In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009.   SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS No. 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format.  Since SFAS No. 161 requires only additional disclosures about our current derivatives and hedging activities, the adoption of SFAS No. 161 will not affect our financial position or results of operations, should we acquire derivatives in the future.

SFAS No. 141(R) and SFAS No. 160 – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the financial statements.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We do not expect the adoption of SFAS No. 141(R) and SFAS No. 160 will have a material impact on our financial statements.

SFAS No. 157 and FSP No. 157-2 – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-2 is effective for us beginning

October 1, 2008.  In accordance with FSP 157-2, we may measure the remaining assets and liabilities beginning the first quarter of 2009.  We do not expect the adoption, if required, of SFAS No. 157, as amended by FSP 157-2, will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.   Financial Statements and Supplementary Data

See the pages beginning with F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On December 11, 2007, we engaged L.L. Bradford & Company, LLC (“Bradford”) as our registered independent public accountant for the year ended December 31, 2007.  We dismissed Reeves, Evans, McBride & Zhang, LLP (“Reeves”), as our registered independent public accountant on December 12, 2007.  The decisions to appoint Bradford and dismiss Reeves were approved by our Board of Directors on December 11, 2007.

During the fiscal year ended December 31, 2006 and period from November 1, 2005 (inception) through December 31, 2005, and through the subsequent interim period ending December 12, 2007, there were no disagreements with Reeves on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Reeves, would have caused Reeves to make reference thereto in its report on our financial statements for such periods.  Further, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B occurring within such periods and the subsequent interim period ending December 12, 2007.

The audit report of Reeves for our financial statements as of December 31, 2006, contained a separate paragraph stating:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $337,497 from November 1, 2005 (Inception) through December 31, 2006.  This and other factors discussed in Note 2 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.”

During the fiscal year ended December 31, 2006 and the period from November 1, 2005 (inception) through December 31, 2005, and through the subsequent interim period ending December 11, 2007, the period prior to the engagement of Bradford, neither we nor anyone on our behalf consulted Bradford regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.  Further, Bradford has not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

We provided a copy of the foregoing disclosures to Reeves prior to filing of our registration statement on February 8, 2008 and requested that Reeves furnish us with a letter addressed to the Securities and Exchange

Commission stating whether or not it agreed with the statements in this section.  A copy of the letter furnished in response to that request was filed as an exhibit to the registration statement.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our President and Chief Executive Officer, Henry R. Cartwright, and the Chief Financial Officer, Brad Beckstead.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the period covered by this annual report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees, and their ages as of March 15, 2009, are as follows:
Name	Age	Position
Henry E. Cartwright	70	Chairman of the Board, President, Chief Executive Officer, and Director
Brad Beckstead	44	Chief Financial Officer
Ulderico Conte	39	Vice President of Franchise Development
Gregory R. Janson	37	Vice President of Franchise Support, Secretary and Director
Terry A. Cartwright	47	Vice President of Restaurant Development

Name	Age	Position
Katherine Hemingway	38	Vice President of Marketing and Communications
R. Scott Olson	49	Director of Operations
Dana Cartwright	49	Corporate Trainer/Manager
Sam D. Dewar	63	Director
Rea M. Melanson	59	Director
Paul Schloss	42	Director

The term of office of each director ends at the next annual meeting of our stockholders or when such director’s successor is elected and qualifies.  The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer’s successor is elected and qualifies.

Henry E. Cartwright has been our chairman of the board, president and chief executive officer and a director since April 2007 and was one of our founders.  From October 2002 to April 2007, he was semi-retired and a private investor in numerous real estate and lending transactions and other ventures.  Mr. Cartwright served as chairman of the board of Major Video Corp. from December 1982 until its merger with Blockbuster Entertainment Corporation in January 1989.  In September 1993, Mr. Cartwright founded Back to the 50’s, Inc., a company that sold 50’s and 60’s memorabilia through a mail order catalog and showroom.  Back to the 50’s, Inc. was acquired by Crowne Ventures, Inc. in November 1995.  Mr. Cartwright served as a director of Crowne Ventures, Inc. from 1995 until he resigned in April 1998.  He served as chairman of the board of Americabilia.com, Inc. (now known as Seaena, Inc.) from September 1999 to October 2002.  Americabilia was engaged in direct Internet merchandising of American-themed collectibles, gifts and memorabilia.  He is the father of Terry A. Cartwright and Dana Cartwright.

Brad Beckstead has been our chief financial officer since July 2007.  He has been the managing partner of Beckstead and Watts, LLP, an auditing firm located in Henderson, Nevada, since June 2002.  Mr. Beckstead has also been the president of United Accounting Systems, LLC, an accounting systems and document management consulting firm since January 2006.  He previously provided small business tax and accounting services and later auditing services for public companies through his own firm.  Mr. Beckstead received his bachelor’s degree in accounting from Utah State University in 1987 and has been licensed as a certified public accountant in Nevada since 1995.  Mr. Beckstead devotes a minimum of 25 hours per week to the business of the company.

Ulderico Conte has been our vice president of franchise development since April 2007 and was one of our founders.  From June 2005 to November 2005, he researched various restaurant concepts before deciding on the EVOS concept and forming the company.  He served as our vice president, secretary and a director from inception to April 2007.  Mr. Conte has been the president and principal of PIN Financial LLC, a NASD member investment banking firm.  From October 2004 to May 2005, he worked as an institutional sales trader with Garden State Securities.  He served in a similar role with Tradition Aisle Securities from February 2003 to October 2004.  Until 2003, Mr. Conte owned and operated Stone Harbor Financial Services, LLC, a securities broker-dealer firm.  Following the events of September 11, 2001, he made substantial personal loans to support Stone Harbor and pay its employees.  Stone Harbor ceased doing business in 2003 and Mr. Conte filed for personal bankruptcy in October 2003.  The bankruptcy was discharged in May 2004.  He received a bachelor’s degree in business from Rider University and a master’s degree in business administration from the University of Phoenix.

Gregory R. Janson has been a director since inception in November 2005 and was one of our founders.  He served as our president and treasurer from inception to April 2007, and has been our corporate secretary since April 2007 and our vice president of franchise support since March 2009.  Mr. Janson is the co-founder of PIN Financial LLC and has been the vice president of that FINRA member investment-banking firm since May 2004.  Mr. Janson received his bachelor’s degree in finance from Hofstra University.  He is the husband of Katherine Hemingway.

Terry A. Cartwright has been our vice president of restaurant development since April 2007 and was one of our founders.  Since May 2002, he has served as president of Gold Key, Inc., d/b/a Monster Framing, a wholesale custom picture and art manufacturing company specializing in hotels, timeshares, condos and retail shops.  Since 1989, he has served as vice president and director of operations for MV Entertainment, a franchisee of Blockbuster Entertainment Corp., with stores in Southern California.  From 1985 until 1989, he served as the director of new store development for Major Video Corp.  Mr. Cartwright attended the University of Nevada at Las Vegas.  He is the son of Henry E. Cartwright.

Katherine Hemingway has been our vice president of marketing and communications since June 2008.  She served as our director of marketing and communications from June 2007 to May 2008.  From October 2003 to April 2007, she served in the following positions for Lighthouse International, a non-profit organization serving the visually impaired, based in New York, New York:  director of corporate & foundation relations (November 2006 to April 2007), director of corporate sponsorships (January 2005 to October 2006), and consultant for business development (October 2003 to December 2004).  Ms. Hemingway received a bachelor’s degree from Manhattan College.

R. Scott Olson has been our director of operations since March 2007.  He has been involved in the restaurant industry since 1987.  Mr. Olson was a general manager for Popeye’s Chicken & Biscuits with responsibility for the Las Vegas, Nevada area from March 2006 to February 2007.  His duties included managing operations, recruiting, training and opening new restaurants.  He was a general manager for a Lonestar Steakhouse & Saloon restaurant in Las Vegas, Nevada from August 2005 to February 2006.  From October 2003 to July 2005, he was the general manager of a Denny’s restaurant located on the Las Vegas Strip.  Mr. Olson was the director of operations for LC Pizza of Las Vegas, the area franchise owner of Little Caesars Pizza and Blimpie Subs & Salads restaurants, from February 2000 to September 2003.  He supervised 15 Blimpie restaurants and 16 Little Caesars restaurants.  He received an associate’s degree in restaurant/hotel/resort management from the University of Minnesota – Crookston.

Dana Cartwright has been our corporate trainer/manager since October 2006.  From January 1991 to October 2006, she was the secretary and manager of MV Entertainment, Inc., a Blockbuster video store franchisee located in Henderson, Nevada.  She is the daughter of Henry E. Cartwright.

Sam D. Dewar has been a director since June 2007.  He has been the president and CEO of Natural Harmony Foods, Inc., since he founded that company in January 2002.  Natural Harmony Foods is an independent food company based in Fort Lauderdale, Florida, that develops and markets natural meat products blended with soy protein that are lower in fat.  Mr. Dewar has been involved in the food industry since 1970.  His experience includes ten years with Campbell Soup Company as the general manager of the Pepperidge Farm Biscuit Division from 1970 to 1980, and eight years with Mars, Inc. as the president of the Snackmaster division from 1980 to 1988.  He received a bachelor’s degree from Duke University and a master’s degree in business from the University of Pennsylvania Wharton School.

Rea M. Melanson has been a director since June 2007.  Since 2002, she has been the president and tax partner of Melanson & Lancaster, CPAs, a Las Vegas, Nevada accounting firm that emphasizes tax preparation, monthly accounting services for small businesses and forensic accounting.  She has practiced as a certified public accountant in Las Vegas, Nevada, since 1990.  Her accounting experience dates back to 1980 with Price Waterhouse & Co. in Denver, Colorado.  Ms. Melanson received her bachelor’s degree from the University of Denver in 1972 and has been licensed as a certified public accountant in Nevada since 1990.

Paul Schloss has been a director since June 2007.  He has been the president, owner and founder of Brooklyn Food Group, a limited liability company in Henderson, Nevada, since 1999.  Brooklyn Food Group owns and operates six Brooklyn Bagel Deli restaurants in Henderson and Las Vegas.  From 1995 to 1999, Mr. Schloss was the director of operations for Manhattan Bagel Company, which owned and operated 22 Manhattan Bagel restaurants in Texas and Southern Nevada.  Mr. Schloss received a bachelor’s degree in marketing from Washington State University.

No directorships are held by each director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

Messrs. Henry E. Cartwright, Janson, Conte and Terry A. Cartwright may be deemed to be organizers and “control persons” of the company, as those terms are in defined in the Securities Act of 1933.

All of our officers work full-time for the company, with the exceptions of Messrs. Brad Beckstead and Terry A. Cartwright.  Mr. Beckstead devotes a minimum of 25 hours per week to the business of the company, and Mr. Terry A. Cartwright devotes approximately two-thirds of his time to the business of the company.

Audit Committee

Rea M. Melanson, Sam D. Dewar and Paul Schloss serve on the Audit Committee of our board of directors.  Rea M. Melanson is considered our audit committee financial expert and is independent.

Conflicts of Interest

Two of our two non-officer directors, Sam D. Dewar and Paul Schloss, are associated with a food company and restaurant, respectively.  Consequently, there are potential conflicts of interest in their acting as directors of our company.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2008, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.   Executive Compensation

The following table sets forth information about the remuneration of our principal executive officer (“Named Officer”) for services rendered during our last two completed fiscal years.  None of our other executive officers had total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
Henry E. Cartwright, President and CEO (1)	2008 2007	19,385 -0-	-0- -0-	-0- 49,156 (2)	19,385 49,156
____________________
(1)           Mr. Cartwright has been our president and chief executive officer since April 2007.
(2)           The options were valued using the Black-Scholes stock option pricing model with the following assumptions used:
•	Expected option life-years: 5
•	Risk-free interest rate: 4.6%
•	Dividend yield: 0
•	Volatility: 45%

The following table set forth information regarding the outstanding equity awards as of December 31, 2008.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Henry E. Cartwright	53,125	53,125 (1)	-0-	4.40	6/30/2012
___________________
(1)           These options will vest March 1, 2009.

During the fiscal year ended December 31, 2008, there were no exercises of stock options by the Named Officer.

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  We do not pay any cash compensation to any of our non-employee directors.  We have granted each of our non-employee directors options to purchase up to 25,000 shares of common stock, exercisable at $4.40 per share.  The options are exercisable until June 30, 2012 and vest as to 25% upon date of grant (June 30, 2007) and 75% one year from date of grant (June 30, 2008).  The following table sets forth compensation paid to our directors for the fiscal year ended December 31, 2008.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Sam D. Dewar	-0-	-0-	-0-
Gregory R. Janson	-0- (1)	-0-	-0-
Rea M. Melanson	-0-	-0-	-0-
Paul Schloss	-0-	-0-	-0-
____________________
(1)	Mr. Janson was paid a salary of $58,547 for the fiscal year ended December 31, 2008 for his service as an officer of the Company.

Employment Agreements

We entered into an employment contract with Brad Beckstead in July 2007.  We have agreed to pay Mr. Beckstead cash compensation of $7,000 per month and have granted options to purchase a total of 70,000 shares of common stock under our 2007 Stock Option Plan.  One-half of the options vest in four equal quarterly installments during the year beginning July 20, 2007, and the remaining half will vest in eight equal quarterly installments during the two years beginning July 20, 2008.  The term of the contract is for a period of three years, but may be terminated if we do not become a public reporting company.  If we should terminate the contract without cause or if Mr. Beckstead should resign for cause, we would be obligated to pay Mr. Beckstead 12 months of cash compensation.  A lapse in our directors’ and officers’ liability insurance can be grounds for Mr. Beckstead’s resignation for cause.  In addition, if a change in control should occur, all compensation due to Mr. Beckstead through the end of the term of the contract would be immediately due and payable.  We pay $4,000 of Mr. Beckstead’s monthly cash compensation in the form of rent to a real estate holding company owned by Mr. Beckstead and his wife.

Stock Option Plan

Our stockholders adopted the 2007 Stock Option Plan on June 27, 2007 that currently permits the granting of options to purchase up to 470,000 shares.  This amount adjusts at the beginning of each of our fiscal quarters to a number equal to 10% of the number of shares of common stock outstanding at the end of our last completed fiscal quarter, or 470,000 shares, whichever is greater, and provided further that such number will be increased by the number of shares of option stock that we subsequently may reacquire through repurchase or otherwise.  Options may be granted to officers, directors, employees, and consultants on a case-by-case basis.  This Plan will remain in effect until it is terminated by the board of directors or, if so appointed by the board, a committee of two or more disinterested directors administering the Plan, except that no incentive stock option will be granted after June 26, 2017.

The 2007 Stock Option Plan is intended to (i) encourage ownership of shares by our employees and directors of and certain consultants to the company; (ii) induce them to work for the benefit of the company; and (iii) provide additional incentive for such persons to promote the success of the company.

The board of directors or committee may amend, suspend or discontinue the Plan at any time or from time to time; provided that no action of the board will cause incentive stock options granted under this Plan not to comply with Section 422 of the Internal Revenue Code unless the board specifically declares such action to be made for that purpose and provided further that without the approval of our stockholders, no such action may: (i) materially increase the maximum aggregate number of shares that may be issued under options granted pursuant to the Plan, (ii) materially increase the benefits accruing to Plan participants, or (iii) materially modify eligibility requirements for the participants.  Moreover, no such action may alter or impair any option previously granted under the Plan without the consent of the holder of such option.

The Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations, stock splits or combinations.

Each option granted under the Plan will be evidenced by a written option agreement between us and the optionee.  The option price of any incentive stock option or non-qualified option may be not less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted to a person owning more than 10% of the total combined voting power of the common stock will have an option price of not less than 110% of the fair market value per share on the date of grant.  “Fair Market Value” per share as of a particular date is defined in the Plan as the closing price of our common stock as reported on a national securities exchange or the last transaction price on the reporting system or, if none, the average of the closing bid and asked prices of our common stock in the over-the-counter market or, if such quotations are unavailable, the value determined by the board in its discretion in good faith.

The exercise period of incentive stock options or non-qualified options granted under the Plan may not exceed ten years from the date of grant thereof.  Incentive stock options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years.

To exercise an option, the optionee must pay the full exercise price in cash, by check or such other legal consideration as may be approved by the committee.  Such other consideration may consist of shares of common stock having a fair market value equal to the option price, cashless exercise, a personal recourse note, or in a combination of cash, shares, cashless exercise and a note, subject to approval of the committee.

An option may not be exercised unless the optionee then is an employee, consultant, officer, or director of our company or its subsidiaries, and unless the optionee has remained continuously as an employee, consultant, officer, or director of our company since the date of grant of the option.  If the optionee ceases to be an employee, consultant, officer, or director of our company or its subsidiaries other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, consultant, officer or director of our company.

If the employee is terminated “for cause” (as that term is defined in the Plan), such employee’s options will terminate immediately on the date the optionee ceases employment or association.

If an optionee dies while an employee, consultant, officer or director of our company, or if the optionee’s employment, consultant, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee’s estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

As of December 31, 2008, 470,000 options were outstanding under the Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, as of March 23, 2009 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 23, 2009 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (2)
Chester L.F. Paulson and Jacqueline M. Paulson (3)	400,000	13.7%
Ulderico Conte (4)	211,750	8.9%
Gregory R. Janson (5)	206,250	8.1%
Ira J. Miller (6)	200,000	7.6%
Henry R. Cartwright (7)	181,250	6.9%

Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (2)
Terry A. Cartwright (8)	106,250	4.2%
Brad Beckstead (9)	48,125	1.9%
Paul Schloss (10)	30,000	1.2%
Rea M. Melanson (10)	25,000	1.0%
Sam D. Dewar (10)	25,000	1.0%
All directors and officers as a group (8 persons)(11)	833,625	29.3%
____________________
(1)
With the exception of Chester L.F. Paulson and Jacqueline M. Paulson and Ira J. Miller, the address of those listed is c/o Healthy Fast Food, Inc., 1075 American Pacific #C, Henderson, Nevada 89074.  The Paulson’s address is 811 SW Naito Parkway, Suite 200, Portland, OR 97204.  Mr. Miller’s address is 2224 Summerwind Circle, Henderson, Nevada 89052.

(2)	Based on 2,518,350 shares outstanding.

(3)	Includes 400,000 shares issuable upon the exercise of warrants owned of record by Paulson Investment Company, Inc.

(4)	Includes 25,000 shares held by Mr. Conte’s wife, 31,250 shares issuable upon the exercise of vested options, and 5,000 shares issuable upon the exercise of warrants.

(5)	Includes 25,000 shares held by Mr. Janson’s wife and 31,250 shares issuable upon the exercise of vested stock options.

(6)	Includes 100,000 shares held by Miller Family Trust Dated 7/18/2000 and 100,000 shares issuable upon the exercise of warrants.

(7)	Includes 106,250 shares issuable upon the exercise of vested options.

(8)	Includes 31,250 shares issuable upon the exercise of vested options.

(9)	Includes 48,125 shares issuable upon the exercise of vested options.

(10)	Includes 25,000 shares issuable upon the exercise of vested options.

(11)	Includes 323,125 shares issuable upon the exercise of vested options and 5,000 shares issuable upon the exercise of warrants.

Changes in Control
There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	470,000	$4.40	-0-
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	470,000	$4.40	-0-

Item 13.    Certain Relationships and Related Transactions, and Director Independence

None of our present directors, officers or principal stockholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, officers or principal stockholders, nor any family member of such former directors, officers or principal stockholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us, except as described below.

Office Space

Our principal offices are located at 1075 American Pacific, Suite C, Henderson, Nevada 89074.  These offices are leased by Monster Framing, Inc., a company owned by Terry A. Cartwright, one of our founders.  We do not pay any rent for the use of this space, the fair market value of which is estimated to be $70 per month.  The annualized donated rent of $490 is considered immaterial to the financial statements and consequently not recorded.

Purchase of U-Swirl Frozen Yogurt Concept

On September 30, 2008, we acquired the worldwide rights to the U-Swirl Frozen Yogurt concept in exchange for 100,000 restricted shares of our common stock from a company then known as U-Swirl Yogurt, Inc. (now known as U Create Enterprises Incorporated), which is owned by the grandchildren and family of Henry E. Cartwright.  U Create Enterprises Incorporated continues to operate its frozen yogurt store in Henderson, Nevada, as our franchisee.  As part of the terms of the acquisition, we agreed that no license fees or royalties would be charged with respect to this location, as it will permit us to use the location as a training facility.  In addition, we granted U Create Enterprises Incorporated the right to open additional locations in Henderson, Boulder City and Pahrump, Nevada.  U Create Enterprises Incorporated currently operates as a franchisee and will pay an initial franchise fee of $5,000 for each location and a 1% royalty on sales.

 Future Transactions

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions, and we will maintain at least two independent directors on our board of directors to review all material transactions with affiliates.

Director Independence

As of the date of this annual report, our common stock is not listed on any exchange.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.  Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Capital Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

           Sam D. Dewar, Rea M. Melanson and Paul Schloss are considered independent directors under the above definition.  They serve as members of our Audit Committee, Compensation Committee and Nominating and Governance Committee.

Item 14.  Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2007	$19,000	$-0-	$-0-	$-0-
2008	$40,000	$2,700	$-0-	$-0-

The audit-related fees were incurred in connection with the comfort letter for the underwriter of our initial public offering and review of the registration statement covering the securities offered in the initial public offering.

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Representative’s Purchase Warrants (3)
10.1	EVOS Restaurant Franchise Agreement dated December 14, 2005 (1)
10.2	Conditional Assignment of Telephone Numbers and Listings to EVOS USA, Inc. dated December 14, 2005 (1)
10.3	Collateral Assignment and Assumption of Lease to EVOS USA, Inc. dated December 14, 2005 (1)
10.4	Addendum to Franchise Agreement dated February 6, 2006 (1)
10.5	2007 Stock Option Plan, as amended (1)
10.6	Promissory Note dated October 24, 2006 to Henry E. Cartwright and Ira J. Miller as Trustee of the Miller Family Trust dated July 18, 2000 (1)
10.7	Warrant to purchase common stock issued to Ira J. Miller dated November 20, 2006 (1)
10.8	Area Representative Agreement between EVOS USA, Inc. and Healthy Fast Food, Inc. dated December 1, 2006 (1)
10.9	Territory and Development Schedule Addendum to the Area Representative Agreement effective February 26, 2007 (1)
10.10	Letter agreement with EVOS USA, Inc. dated July 10, 2007 (1)
10.11	Contract of Employment with Brad Beckstead dated July 25, 2007 (1)
10.12	Letter agreement with EVOS USA, Inc. dated July 30, 2007 (1)
10.13	Letter agreement with EVOS USA, Inc. dated February 7, 2008 (4)
10.14	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (5)
14.1	Code of Ethics for Chief Executive Officer
14.2	Code of Ethics for Chief Financial Officer
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_______________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.

(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHY FAST FOOD, INC.

Date: March 26, 2009	/s/ Henry E. Cartwright
Henry E. Cartwright, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry E. Cartwright	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2009
Henrey E. Cartwright

/s/ Brad Beckstead	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2009
Brad Beckstead

/s/ Gregory R. Janson	Director	March 26, 2009
Gregory R. Janson

Director
Sam Dewar

/s/ Rea M. Melanson	Director	March 26, 2009
Rea M. Melanson

/s/ Paul Schloss	Director	March 26, 2009
Paul Schloss

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Healthy Fast Food, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of Healthy Fast Food, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Healthy Fast Food, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Fast Food, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 19, 2009
Las Vegas, Nevada

HEALTHY FAST FOOD, INC.
BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash and equivalents	$3,335,740	$604,118
Royalty rebate receivable	2,039	992
Tenant improvement allowance receivable	50,210	-
Inventory	43,450	13,575
Prepaid expenses	43,010	16,750
Total current assets	3,474,449	635,435

Leasehold improvements, property and equipment, net	879,435	454,692

Other assets
Deposits	151,617	146,217
Deferred offering costs	-	332,415
Franchise fees, net of amortization	13,621	15,372
Prepaid franchise fees	-	77,500
Total other assets	165,238	571,504

Total assets	$4,519,122	$1,661,631

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$170,776	$133,556
Accrued interest - related parties	-	1,844
Royalties payable	2,207	-
Current portion of capitalized lease	4,203	-
Total current liabilities	177,186	135,400

Deferred rent	207,482	87,744
Long-term capitalized lease	14,951	-

Total liabilities	399,619	223,144

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,518,350 and 1,418,350 shares issued and outstanding
at 12/31/08 and 12/31/07, respectively	2,518	1,418
Additional paid-in capital	6,794,179	2,511,097
Stock subscriptions receivable	(150)	(150)
Accumulated deficit	(2,677,044)	(1,073,878)
Total stockholders' equity	4,119,503	1,438,487

Total liabilities and stockholders' equity	$4,519,122	$1,661,631

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2008	December 31, 2007

Revenues
Restaurant sales, net of discounts	$631,795	$970,163
Franchise royalties and fees	33,663	-
Total revenues	665,458	970,163

Restaurant operating costs
Food, beverage and packaging costs	275,195	416,443
Labor and related expenses	347,094	359,232
Occupancy and related expenses	200,203	106,133
Marketing and advertising	80,016	79,825
Royalties	26,685	24,567
General and administrative	386,373	218,104
Officer compensation	318,805	402,313
Board fees	-	34,375
Consulting fees - related party	-	11,458
Investor relations fees	184,740	-
Intellectual property acquired from related parties	180,000	-
Pre-opening costs	22,439	-
Impairment loss on prepaid franchise fees	217,500	-
Depreciation and amortization	78,416	65,016
Amortization of franchise fees	1,751	1,750
Total costs and expenses	2,319,217	1,719,216
Loss from operations	(1,653,759)	(749,053)

Interest expense	(3,394)	(6,106)
Interest income	53,987	18,778

Loss before income taxes	(1,603,166)	(736,381)
Provision for income taxes	-	-
Net loss	$(1,603,166)	$(736,381)

Net loss per common share - basic and fully diluted	$(0.73)	$(0.57)

Weighted average common shares outstanding -
basic and diluted	2,186,110	1,299,847

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

				Stock		Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity
Balance, December 31, 2006	1,000,550	$1,001	$668,114	$-	$(337,497)	$331,618

Issuance of stock pursuant to private placement	227,000	227	903,273	--	--	903,500
$4.00 per share, net of $4,500 of offering costs paid in cash

Issuance of stock valued at $2.00/share for debt and interest	3,350	3	6,698	--	--	6,701

Warrants issued for deferred offering costs	-	-	11,265	-	-	11,265

Issuance of stock pursuant to private placement
$4.00 per share, net of $1,173 of offering costs paid in cash	162,450	162	648,465	(150)	-	648,477

Fair value of share-based compensation	-	-	272,807	-	-	272,807

Issuance of stock pursuant to warrant exercise at $0.02/warrant	25,000	25	475			500

Net loss	-	-	-	-	(736,381)	(736,381)
Balance, December 31, 2007	1,418,350	1,418	2,511,097	(150)	(1,073,878)	1,438,487

Issuance of stock pursuant to unit offering
$5.10 per unit, net of underwriting fees of $510,000
and offering costs of $587,160	1,000,000	1,000	1,655,949	-	-	1,656,949
-Fair market value of 1,000,000 A warrants	-	-	1,119,628	-	-	1,119,628
-Fair market value of 2,000,000 B warrants	-	-	1,226,263	-	-	1,226,263

Fair value of share-based compensation	-	-	101,342	-	-	101,342

100,000 shares issued for U-Swirl intellectual property at $1.80/share	100,000	100	179,900	-	-	180,000

Net loss	-	-	-	-	(1,603,166)	(1,603,166)
Balance, December 31, 2008	2,518,350	$2,518	$6,794,179	$(150)	$(2,677,044)	$4,119,503

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2008	December 31, 2007

Cash flows from operating activities:
Net (loss)	$(1,603,166)	$(736,381)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	78,416	65,016
Amortization of franchise fees	1,751	1,750
Loss on impairment of prepaid franchise fees	217,500	-
Share-based compensation	101,342	272,807
Shares issued to acquire U-Swirl intellectual property	180,000	-
Stock issued for interest	-	700
Changes in operating assets and liabilities:
Royalty rebate receivable	(1,047)	(992)
Inventory	(29,875)	2,307
Prepaid expenses	(26,260)	(16,750)
Accounts payable and accrued liabilities	37,220	36,521
Accrued interest - related parties	(1,844)	(3,243)
Royalties payable	2,207	1,844
Deferred rent	119,738	(19,344)
Net cash (used) by operating activities	(924,018)	(395,765)

Cash flows from investing activities:
Tenant improvement allowance receivable	(50,210)	-
Deposits	(5,400)	(8,426)
Prepaid franchise fees	(140,000)	-
Purchase of fixed assets	(479,222)	(26,345)
Net cash (used) by investing activities	(674,832)	(34,771)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,002,840	1,552,627
Subscriptions receivable	-	(150)
Deferred offering costs	332,415	(321,150)
Payments on long-term capital lease	(4,783)	-
Payments on notes payable - related parties	-	(250,200)
Net cash provided by financing activities	4,330,472	981,127

Net change in cash	2,731,622	550,591

Cash, beginning of period	604,118	53,527

Cash, end of period	$3,335,740	$604,118

Supplemental disclosure of cash flow information:
Interest paid	$3,394	$6,106
Taxes paid	$-	$-
Value of warrants issued for offering costs	$-	$11,265
Number of shares issued for debt and interest	-	3,350
Value of shares issued for debt and interest	$-	$6,701
Capital lease obligations for property and equipment	$23,937	$-
Number of shares issued for intellectual property	100,000	-
Value of shares issued for intellectual property	$180,000	$-

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Increase in authorized capital; reverse stock split– As of June 29, 2007, the Company increased its authorized capital to 100,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value.  In connection with this action, the Company amended and restated its articles of incorporation.  On June 30, 2007, the Company conducted a reverse split of its outstanding common stock on a 1-for-2 basis.  The accompanying financial statements and these notes have been retroactively restated to reflect the effect of the reverse stock split.

Restaurant operations; franchise agreement– The Company entered into a franchise agreement with EVOS USA, Inc. as of December 14, 2005, giving the Company the right to develop and operate one EVOS® fast food restaurant.  The Company opened its first restaurant in Henderson, Nevada and began restaurant operations in October 2006.  The initial term of the franchise agreement is 10 years, with two optional 5-year renewal periods.

As of December 31, 2007, the Company was obligated to pay EVOS USA, Inc. a royalty of 3.5% of net revenue generated by the restaurant.  The royalty fees are paid based upon the gross revenues derived from food and beverage sales exclusive of sales taxes.  During fiscal 2008 and 2007, the Company paid $26,685 and $24,567, respectively, in royalty fees to EVOS USA, Inc.

The Company may be required to spend at least 2% of gross sales on local marketing, and in the future, an additional 2% to a “system fund” that may be administered by EVOS USA, Inc.  EVOS USA, Inc. currently has a moratorium on the fund assessments until March 31, 2009, at which time it will determine if the funds are needed based on the number of opened stores both locally and nationally.  If the Company would have been required to pay to the marketing and system funds during fiscal 2008 and 2007, the pro forma impact would have been to increase the net loss and net loss per share by $12,636 and $21,457 and $0.01 and $0.02, respectively.

Under the franchise agreement, the Company (i) is required to comply with the rules and operating procedures established by EVOS USA, Inc.; (ii) is required to buy supplies and inventory from an approved suppliers list; and (iii) conditionally assigned its lease and telephone numbers and listings of the Henderson restaurant to EVOS USA, Inc. in order to secure the Company’s royalty payment and other performance obligations under the franchise agreement.

Franchise sales activities; area representative agreement– The Company signed an Area Representative Agreement (“ARA”) with EVOS USA, Inc. in December 2006.  Under the ARA, the Company has the exclusive right to sell EVOS® franchise rights in Arizona, California, Colorado, Kansas, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Texas, Utah, and Washington.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Pursuant to the ARA as amended, the Company was committed to opening five restaurants by March 1, 2009.  Evos USA, Inc. may terminate the ARA in the event the development schedule is not met.  If the ARA were to be terminated, the Company would lose its exclusive 12-state territory rights and the 50% franchise fee and royalty fee splits discussed below.  However, the Company would not lose the right to continue developing restaurants.  The Company is dependent upon a successful equity offering in order raise capital to meet its ARA development schedule.

Under the ARA, the Company is entitled to receive 50% of the initial franchise fee revenue and 50% of the gross revenue royalty fee for all franchised EVOS® restaurants, including Company-owned restaurants, within the 12-state territory (except for the special arrangements relating to the initial franchise fees for the first eight third-party franchise locations, as stated below).  Since the Company-owned restaurants are similarly treated under the ARA, the Company pays a net 1.75% royalty on gross revenue per month to EVOS USA, Inc. commencing March 31, 2007.

Pursuant to the ARA, the Company paid cash of $6,458 per restaurant, or a total of $77,500, to EVOS USA, Inc. (see Note 7 for further discussion) for the rights to 12 Company-owned restaurants.  As consideration for the discounted franchise fees, the Company will forgo its right to receive 50% of the franchise fee revenue generated from the first eight restaurants awarded to third party franchisees within the Company’s 12-state territory.  (EVOS USA, Inc. has agreed to provide all of the upfront training for the first eight new franchisees within the Company’s 12-state territory.)

Use of estimates– The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Segment Reporting – We provide segment reporting in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Our chief operating decision maker regularly reviews our operating results on a consolidated basis in deciding how to allocate resources and in assessing our operating performance.

Cash and cash equivalents– The Company considers all investments with an original maturity of three months or less to be a cash equivalent.  The Company’s cash in bank and short-term investments, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and, accordingly, the Company believes it is not exposed to any significant credit risk on cash and short-term investments.

Inventories– Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to Cost of Sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of December 31, 2008, inventories consisted of the following: food and beverages $17,152, non-foods $26,298.  The Company did not incur significant charges to Cost of Sales for spoilage during fiscal 2008 or 2007.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Leasehold improvements, property and equipment– Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in ”Gain or Loss from Operations”.

The estimated useful lives are:

Leasehold improvements and buildings	5-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Long-lived assets– Long-lived assets are evaluated when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value.

Deferred offering costs– The Company capitalizes certain costs associated with the offering of its stock and adjusts the deferred cost to offset offering proceeds upon closing of the offering or expenses the costs upon abandonment of the offering.

Accounting Policy for Ownership Interests in Investees – The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50%, are accounted for under the equity method. Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Deposits– Deposits consist of $151,617 in security deposits for mulitple locations, of which $87,604 was paid and $64,013 (in connection with the Company’s Henderson restaurant property lease) was unpaid as of December 31, 2008.  All deposits are carried at the lower of fair value or cost.

Franchise fees– Franchise fees paid to EVOS USA, Inc. are stated at cost.  Amortization of the franchise fees is calculated based on the straight-line method over the ten-year useful life of the franchise agreement.  In accordance with SFAS 142, paragraph 11, the useful life of an intangible asset is determined by the period over which the asset is expected to contribute either directly or indirectly to the future cash flows of the Company.  Franchise renewal fees are also recorded at cost and amortized over the useful life of the renewal term.  Upon closing or disposal of a restaurant, the accounts will be relieved of cost and accumulated amortization and the related gain or loss will be reflected in income from continued operations.  As of December 31, 2008, franchise fees consisted of $13,621 net of $3,879 of accumulated amortization.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Prepaid franchise fees– Prepaid franchise fees consist entirely of the advances and payments made to EVOS USA, Inc. in connection with the Company entering into the ARA agreement in December 2006.  The Company has the right to develop and operate an additional 12 EVOS® restaurants without paying additional franchise fees.  As the Company opens new restaurants, a proportional amount of prepaid franchise fees will be capitalized to franchise fees and amortized over the useful life of the franchise agreement in accordance with SFAS 142, paragraph 11.

Goodwill and intangible assets– The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test.  Fair value for intangible assets is based on discounted cash flows.  Under SFAS 142, the carrying value of such assets is calculated at the lowest level for which there are identifiable cash flows.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the intangible asset within the reporting unit is less than its carrying value.

Insurance liability– The Company maintains various insurance policies for workers’ compensation, employee health, officer and director, general liability, and property damage.  Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits.  No liability exists as of December 31, 2008, but in the event a liability is incurred, the amount will be based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date.  Any future estimated liability may not be discounted and may be based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.  If actual trends differ from the estimates, future financial results could be impacted.

Rent– Rent expense for the Company’s lease, which provides for escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term.  The lease term began when the Company had the right to control the use of the property, which was before rent payments were actually due under the lease.  The difference between the rent expense and the actual amount payable under the terms of the lease is recorded as deferred rent in the financial statements pursuant to the FASB Staff Position No. 13-1 Accounting for Rental Costs Incurred During the Construction Period (“FSP 13-1”).  Rent totaling $22,439 was expensed and included as pre-opening costs during the year ended December 31, 2008.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America(“GAAP”).  Management has determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity (addition to property and equipment) and a component of operating activities on the Statements of Cash Flows.  For the years ended December 31, 2008 and 2007, the Company recorded additional leasehold improvements as they relate to leasing build-out incentives of $-0- and $87,744, respectively, and deferred rent of $207,482 and $87,744, respectively, in its Balance Sheet to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for the existing leases.  The Company’s Statements of Cash Flows reflects cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities.  As of December 31, 2008 and 2007, the Company has unamortized tenant improvement allowances of $91,673 and $60,859, respectively, and deferred rent liability balances of $207,482 and $87,744, respectively.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Advertising Expense– The Company recognizes advertising expense as incurred.  The Company recognized advertising expense totaling $80,016 and $79,825 for the years ended December 31, 2008 and 2007, respectively.

During the ordinary course of business, the Company enters into certain barter transactions whereby it issues redeemable coupons for product in exchange for advertising services.  The barter transactions included in advertising expense during fiscal 2008 and 2007 were valued at the fair market value of the advertising services received, or $-0- and $10,530, respectively.

Income taxes– The Company accounts for its income taxes in accordance with SFAS 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

Deferred tax assets:	2008	2007
Net operating loss	$1,603,166	$1,073,878
Stock, options and warrants issued for services and financing costs	(101,342)	(220,579)
	1,501,824	853,299
Income tax rate	34%	34%
	510,620	290,122
Less valuation allowance	(510,620)	(290,122)
	$-	$-

Through December 31, 2008, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the year ended December 31, 2008, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At December 31, 2008, the Company had approximately $2,355,000 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized will begin to expire in 2024.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Fair value of financial instruments– SFAS 107, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of December 31, 2008 and 2007 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Revenue, discounts and expense recognition– Revenue from restaurant sales is recognized when food and beverage products are sold.  The Company reduces revenue by sales returns and sales discounts.

Revenue earned as an area representative for EVOS USA, Inc. is derived from restaurants in the Company’s 12-state territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties are recognized in the period in which they are earned.  Except for the first eight franchises sold within the Company’s 12-state territory as discussed above, franchise fee revenue is recognized and fully earned upon the completion of the Company’s commitment to train of each of the EVOS® restaurants sold in the Company’s 12-state territory.  SFAS 45, paragraph 5 (a)-(c), stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  The Company believes that completion of its training commitment satisfies the “substantial performance” definition outlined above.  The Company recognized $17,500 and $-0- in franchise fee revenue during fiscal 2008 and 2007, respectively.

Costs and expenses are recognized during the period in which they are incurred.

Restaurant pre-opening costs– Pre-opening costs, including wages, benefits and travel for the training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to the opening of a restaurant.  During the years ended December 31, 2008 and 2007, these costs include $22,439 and $-0-, respectively, of rent paid since the adoption of the Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred During a Construction Period,” (“FSP 13-1”) in January 2006.

Expenses of offering– The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.  During the years ended December 31, 2008 and 2007, the Company incurred cash offering related costs of $587,160 and $5,673, respectively.

Stock-based compensation– In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, and supersedes APB No. 25.  SFAS 123R requires all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on the grant date fair value of the awards.  Compensation expense is generally recognized over the vesting period.  During fiscal 2008 and 2007, the Company recognized stock-based offering costs totaling $-0- and $11,265, respectively, and stock-based compensation expense totaling $101,342 and $272,807, respectively, associated with the issuance of warrants.  See Note 12 for further discussion.

Comprehensive income (loss)– The Company has no components of other comprehensive income.  Accordingly, net loss equals comprehensive loss for all periods.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Earnings (loss) per share– Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the years ended December 31, 2008 and 2007, the Company had 705,000 common stock equivalent shares, respectively, which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Concentration of risk– The Company’s operations and future business model are dependent in a large part on EVOS USA, Inc.’s ability to meet its obligations to provide operational support and expertise.  EVOS USA, Inc.’s inability to meet its obligations as franchisor may have a material adverse effect on the Company’s financial condition.

Geographic concentration– As of December 31, 2008, all of the Company’s revenues are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

New accounting pronouncements– In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-2 is effective for the Company beginning October 1, 2008.

In accordance with FSP 157-2, the Company may measure the remaining assets and liabilities beginning Q1 2009. The Company does not expect the adoption, if required, of SFAS No. 157, as amended by FSP 157-2, will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about the Company’s current derivatives and hedging activities, the adoption of SFAS 161 will not affect its financial position or results of operations, should it acquire derivatives in the future.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 will have a material impact on its financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company does not expect the adoption of EITF Issue No. 07-05 will have a material impact on its financial statements.

2.           CASH AND EQUIVALENTS

Concentration of Credit Risk for Cash Held at Banks
The company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

During the third quarter ended September 30, 2008, the Company invested $3,000,000 in 13-week maturity US Government Treasury Bills.  The T-Bills matured and were redeemed in full on January 9, 2009.

3.           TENANT IMPROVEMENT ALLOWANCE RECEIVABLE

During December 2008, the Company entered into a lease agreement for a new U-Swirl Yogurt restaurant.  According to the terms of the agreement, the lessor owes the Company $50,210 in cash for tenant improvements.  As of December 31, 2008, the lessor had not paid the Company the $50,210, therefore, the amount is shown as an amount receivable on the Company’s Balance Sheet.  The amount was received in full from the lessor in January 2009.

4.           FRANCHISE FEE INCOME

The Company recognized $18,450 and $0 in franchise fee income for the years ended December 31, 2008 and 2007, respectively.  The $17,500 recognized during the quarter ended December 31, 2008 represents 50% of the initial franchise fee for a new restaurant location purchased by a new franchisee within the Company’s 12 state territory, and is in accordance with the Company’s Area Representative Agreement with EVOS USA, Inc.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following at December 31:

	2008	2007
Restaurant equipment	$197,476	$100,184
Machinery & equipment	31,122	29,995
Furniture and fixtures	159,218	95,032
Computer software	15,831	10,086
Computer equipment	18,807	2,707
Vehicles	23,937	-0-
Leasehold improvements	604,239	309,469
	1,050,630	547,473
Less: accumulated depreciation	(171,195)	(92,780)
Leasehold improvements, property and equipment, net	$879,435	$454,693

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 totaled $78,416 and $65,016, respectively.

6.           CAPITAL LEASE

The Company leases its vehicle under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the Balance Sheet as leasehold improvements, property, and equipment and was $23,937 and $23,927 at December 31, 2008, and December 31, 2007, respectively. Accumulated amortization of the leased equipment at December 31, 2008, and December 31, 2007, was approximately $4,200 and $-0-, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases as of December 31, 2008, are as follows:

Year Ending December 31,	Amount
2009	$6,542
2010	6,542
2011	6,070
Total minimum lease payments	19,154
Less: Current maturities of capital lease obligations	(4,203)
Long-term capital lease obligations	$14,951

7.	FRANCHISE FEES AMORTIZATION

Amortization expense related to capitalized franchise fees for the years ended December 31, 2008 and 2007 totaled $1,751 and $1,750, respectively.

8.	INTEREST INCOME AND EXPENSE

Interest income for the years ended December 31, 2008 and 2007 totaled $53,987 and $18,778, respectively.

Interest expense for the years ended December 31, 2008 and 2007 totaled $3,394 and $6,106, respectively.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
9.           PREPAID FRANCHISE FEES

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

Impairment Loss on Prepaid Franchise Fees
During the first quarter ended March 31, 2009, the Company determined to terminate its relationship with Evos, USA and abandon the EVOS® ARA agreement.  The Company also determined that the viability of the EVOS® concept and franchise model was in question significant enough to abandon the ARA altogether.  Accordingly, the Company determined to impair its prepaid franchise fees and recorded a loss totaling $217,500 as of December 31, 2008.  However, the Company will continue to operate its two franchise stores under the EVOS®.

10.           STOCKHOLDERS’ EQUITY

These financial statements and related footnotes have been retroactively restated to reflect the effect of the reverse stock split which was effected on June 30, 2007.

The amended and restated articles of incorporation authorize a total of 100,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2007, the Company had 1,418,350 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On November 30, 2005, the Company issued 700,000 shares of common stock (restricted) to seven founding individuals at $0.0025 per share for consideration totaling $1,750.

During 2006, the Company issued 300,000 shares of common stock (restricted) at $2.00 per share pursuant to a private placement offering.  The Company paid cash for offering costs of $55,122, receiving net cash proceeds of $544,878, and issued warrants valued at $99,192, in connection with the offering.

On August 17, 2006, the Company issued 550 shares of common stock (restricted) at $2.00 per share for services valued at $1,100.

The Company initiated a private placement in December 2006 for the sale of up to 500,000 shares of its $0.001 par value common stock (restricted) to accredited investors at $4.00 per share to raise $2,000,000 of additional equity capital.  As of December 31, 2007, subscriptions have been received from investors for 389,450 shares raising approximately $1,557,650 (before offering costs of approximately $5,673).  As of December 31, 2007, Subscriptions Receivable totaled $150.

On October 16, 2007, a warrant-holder exercised 25,000 warrants at $0.02 per warrant into 25,000 shares of the Company’s $0.001 par value common stock (restricted).

Initial Public Offering
On March 25, 2008, the Company closed its initial public offering and sold 1,000,000 units at $5.10 per unit to its underwriter for proceeds of $4,068,776 (net of underwriting fees totaling $510,000 and offering costs totaling $521,224).  Each unit consists of one share of $0.001 par value common stock, one “A” warrant exercisable into one share of common stock at $5.10 per share, and two “B” warrants exercisable into two shares of common stock at $10.20 per share.  The fair market values of the “A” and “B” warrants on the date of grant are based on the Black-Scholes-Merton valuation model and recorded to additional paid-in capital as of December 31, 2008 at $1,119,628 and $1,226,263, respectively.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

There were no other issuances of preferred or common stock as of December 31, 2008.

11.           STOCK OPTIONS AND WARRANTS

Stock Options – As of December 31, 2007, the Company had issued options to purchase 470,000 shares of common stock with a weighted average strike price of $4.40 per share.  The Company did not grant any new stock options during the year ended December 31, 2008.

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

			Weighted
	Number	Weighted	Average
	of	Average	Remaining
	Shares	Exercise Price	Contractual Life
			in Years
Balance, December 31, 2006	150,000	$1.47	9.50
Warrants granted and assumed	50,000	7.50	9.70
Warrants expired	-0-	-0-	-0-
Warrants canceled	-0-	-0-	-0-
Warrants exercised	(25,000)	-0-	-0-
Balance, December 31, 2007	175,000	2.98	8.58
Warrants granted and assumed	60,000	1.20	4.00
Warrants expired	-0-	-0-	-0-
Warrants canceled	-0-	-0-	-0-
Warrants exercised	-0-	-0-	-0-
Balance, December 31, 2008	235,000	$2.53	6.29

All warrants outstanding are exercisable as of December 31, 2008.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Fair Value of Equity Awards  - The above tables reflect the assumptions utilized to value the stock-based compensation as of December 31, 2008 under SFAS 123R and using the Black-Scholes-Merton valuation model.  The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms.  The full term of the options and warrants granted was used for the expected life since the options and warrants were granted to senior management and outside consultants where turnover is expected to be low and since they are expected to hold the options and warrants for the full term to obtain the maximum benefit.  The Company has not paid dividends to date and does not plan to pay dividends in the near future.  The volatility assumptions were derived from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate	2.8-4.92%
Expected life (years)	5-10 Yrs
Expected dividend yield	0.0%
Volatility	40.0%

12.           RELATED PARTY TRANSACTIONS

A Company officer/shareholder has donated 100 square feet of office space for Company use.  The estimated fair market value of the space is $70/month.  The annualized donated rent of $490 is considered immaterial to the financial statements and consequently not recorded on the Company’s financial statements.

The Company paid $48,000 in rent to a real estate holding company held jointly by the Company’s Chief Financial Officer and his spouse as compensation for the year ended December 31, 2008 pursuant to the Company’s employment agreement with the officer.

13.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for the nine months ended September 30, 2008 and 2007:

	2008	2007
Rent and CAM fees	$175,752	$80,516
Utilities	24,451	25,617
Occupancy and related expenses	$200,203	$106,133

Future minimum lease payments required under all leases as of December 31, 2008, are as follows:

2009	$270,624
2010	309,296
2011	260,582
2012	226,372
2013	224,497
Thereafter	33,230
$1,324,601

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

14.           COMMITMENTS AND CONTINGENCIES

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

Litigation– In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at December 31, 2008, and has not provided for any such contingencies, accordingly.

15.           COMPANY’S OPERATIONS ARE CLASSIFIED INTO TWO PRINCIPAL REPORTABLE SEGMENTS: EVOS FRANCHISES AND U-SWIRL OPERATIONS

The Company manages its operations through two business segments: Evos franchises and U-Swirl International company-owned stores. Each unit owns and operates restaurants under the respective names.

The Company evaluates performance based on net operating profit. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share any facilities. In the event any supplies and/or services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The costs of operating the restaurants are captured discretely within each segment. The Company’s leasehold improvements, property, and equipment, inventory, and results of operations are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	2008	2007
Evos Franchise Operations:
Net sales	$665,458	$970,163
Operating loss	(263,737)	(16,037)
Assets	4,238,998	1,661,631
Cash and equivalents	3,147,607	604,118
Inventory	28,350	13,575
U-Swirl International Operations:
Net sales	$-0-	$-0-
Operating income	-0-	-0-
Assets	280,124	-0-
Cash and equivalents	188,133	-0-
Inventory	15,100	-0-

	2008	2007
Consolidated Operations:
Net sales	$665,458	$970,163
Operating loss	(1,653,759)	(749,053)
Assets	4,519,122	1,661,631
Cash and equivalents	3,335,740	604,118
Inventory	43,450	13,575

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

16.           SUBSEQUENT EVENTS

Impairment Loss on Prepaid Franchise Fees
During the first quarter ended March 31, 2009, the Company determined to terminate its relationship with Evos, USA and abandon the EVOS® ARA agreement.  The Company also determined that the viability of the EVOS® concept and franchise model was in question significant enough to abandon the ARA altogether.  Accordingly, the Company determined to impair its prepaid franchise fees and recorded a loss totaling $217,500 as of December 31, 2008.  The Company continues to operate its two franchise stores under the EVOS® during the first quarter ended March 31, 2009.