Form 10-Q
period 2009-03-31
HEALTHY FAST FOOD INC
filed 2009-05-14
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                                                                                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes[  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,518,350 shares of Common Stock, $0.001 par value, as of May 12, 2009

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31, 2009	December 31, 2008
ASSETS

Current assets
Cash and equivalents	$2,198,548	$3,335,740
Tenant improvement allowance receivable	332	50,210
Royalty rebate receivable	2,582	2,039
Inventory	62,896	43,450
Prepaid expenses	36,243	43,010
Total current assets	2,300,601	3,474,449

Leasehold improvements, property and equipment, net	1,589,088	879,435

Other assets
Deposits	198,902	151,617
Franchise fees, net of amortization	13,184	13,621
Total other assets	212,086	165,238

Total assets	$4,101,775	$4,519,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$104,743	$170,776
Royalties payable	3,403	2,207
Current portion of capitalized lease	4,346	4,203
Total current liabilities	112,492	177,186

Deferred rent	203,251	207,482
Long-term capitalized lease	13,809	14,951

Total liabilities	329,552	399,619

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,518,350 shares issued and outstanding
at 3/31/09 and 12/31/08	2,518	2,518
Additional paid-in capital	6,794,179	6,794,179
Stock subscriptions receivable	(150)	(150)
Deficit	(3,024,324)	(2,677,044)
Total stockholders' equity	3,772,223	4,119,503

Total liabilities and stockholders' equity	$4,101,775	$4,519,122

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
	For the three months ended
	March 31, 2009	March 31, 2008

Revenues
Restaurant sales, net of discounts	$253,894	$183,298
Franchise royalties and fees	6,619	17,500
Total revenues	260,513	200,798

Restaurant operating costs
Food, beverage and packaging costs	105,329	81,092
Labor and related expenses	118,936	93,528
Occupancy and related expenses	58,188	24,606
Marketing and advertising	7,547	20,229
Royalties	9,553	2,928
General and administrative	128,970	64,699
Officer compensation	126,292	64,490
Investor relations fees	-	108,842
Pre-opening costs	19,803	-
Depreciation and amortization	35,106	20,108
Amortization of franchise fees	437	438
Total costs and expenses	610,161	480,960
Loss from operations	(349,648)	(280,162)

Interest expense	(637)	(1,288)
Interest income	3,005	3,947

Loss before income taxes	(347,280)	(277,503)
Provision for income taxes	-	-
Net loss	$(347,280)	$(277,503)

Net loss per common share - basic and fully diluted	$(0.14)	$(0.13)

Weighted average common shares outstanding -
basic and diluted	2,518,350	2,186,110

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the three months ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net (loss)	$(347,280)	$(277,503)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	35,106	20,108
Amortization of franchise fees	437	438
Share-based compensation	-	101,342
Changes in operating assets and liabilities:
Royalty rebate receivable	(543)	(317)
Interest receivable	-	(1,541)
Inventory	(19,446)	3,304
Prepaid expenses	6,767	(2,975)
Accounts payable and accrued liabilities	(66,033)	24,240
Accrued interest - related parties	-	(1,844)
Royalties payable	1,196	-
Deferred rent	(4,231)	(4,836)
Net cash (used) by operating activities	(394,027)	(139,584)

Cash flows from investing activities:
Tenant improvement allowance receivable	49,878	-
Deposits	(47,285)	(3,000)
Prepaid franchise fees	-	(140,000)
Purchase of fixed assets	(744,759)	(19,470)
Net cash provided (used) by investing activities	(742,166)	(162,470)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	4,401,191
Payments on capital lease obligation	(999)	(1,983)
Net cash provided (used) by financing activities	(999)	4,399,208

Net change in cash	(1,137,192)	4,097,154

Cash, beginning of period	3,335,740	604,118

Cash, end of period	$2,198,548	$4,701,272

Supplemental disclosure of cash flow information:
Interest paid	$637	$1,288
Capital lease obligations for property and equipment	$-	$23,937

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

Evos Concept
The Company owns and operates two EVOS® fast food franchise restaurants located in Henderson and Las Vegas, Nevada under franchise rights purchased from EVOS USA, Inc.  The Company also has secured the exclusive right to solicit EVOS® franchises on behalf of EVOS USA, Inc. as an area representative within a 12-state territory.

U-Swirl Concept
On September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests the ultimate choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of March 31, 2009, U-Swirl International, Inc. owned and operated one restaurant and had another restaurant under construction.

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s annual statement on Form 10k filed on March 27, 2009 with the U.S. Securities and Exchange Commission for the year ended December 31, 2008.

New Pronouncements

On April 9, 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.  The Company has determined that adoption of these pronouncements will not have a material impact on the Company’s financial statements.

2.           CASH AND EQUIVALENTS

Concentration of Credit Risk for Cash Held at Banks
The company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  No amounts were in excess of the Federally insured program.

During the third quarter ended September 30, 2008, the Company invested $3,000,000 in 13-week maturity US Government Treasury Bills.  The T-Bills matured and were redeemed in full on January 9, 2009.

3.           TENANT IMPROVEMENT ALLOWANCE RECEIVABLE

During December 2008, the Company entered into a lease agreement for a new U-Swirl Yogurt restaurant.  According to the terms of the agreement, the lessor owed the Company $50,210 in cash for tenant improvements.  As of December 31, 2008, the lessor had not paid the Company the $50,210, therefore, the amount was shown as an amount receivable on the Company’s Balance Sheet.  The amount was substantially received from the lessor in January 2009.

4.           FRANCHISE FEE INCOME

The Company recognized $6,619 and $17,500 in franchise fee income for the three months ended March 31, 2009 and 2008, respectively.  The $17,500 recognized during the quarter ended March 31, 2008 represents 50% of the initial franchise fee for a new restaurant location purchased by a new franchisee within the Company’s 12 state territory, and is in accordance with the Company’s Area Representative Agreement with EVOS USA, Inc.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Restaurant equipment	$486,207	$197,476
Machinery & equipment	68,245	31,122
Furniture and fixtures	171,070	159,218
Computer software	16,268	15,831
Computer equipment	65,655	18,807
Vehicles	23,937	23,937
Leasehold improvements	964,007	604,239
	1,795,389	1,050,630
Less: accumulated depreciation	(206,301)	(171,195)
Leasehold improvements, property and equipment, net	$1,589,088	$879,435

Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 totaled $35,106 and $20,108, respectively.

6.           FRANCHISE FEES AMORTIZATION

Amortization expense related to capitalized franchise fees for the three months ended March 31, 2009 and 2008 totaled $437 and $438, respectively.

7.           INTEREST INCOME AND EXPENSE

Interest income for the three months ended March 31, 2009 and 2008 totaled $3,005 and $3,947, respectively.

Interest expense for the three months ended March 31, 2009 and 2008 totaled $637 and $1,288, respectively.

8.           PREPAID FRANCHISE FEES

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

Impairment Loss on Prepaid Franchise Fees
During the first quarter ended March 31, 2009, the Company determined to terminate its relationship with Evos, USA and abandon the EVOS® ARA agreement.  The Company also determined that the viability of the EVOS® concept and franchise model was in question significant enough to abandon the ARA altogether.  Accordingly, the Company determined to impair its prepaid franchise fees and recorded a loss totaling $217,500 as of December 31, 2008.  However, the Company continued to operate its two franchise stores under the EVOS® during the quarter ended March 31, 2009.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

9.           RELATED PARTY TRANSACTIONS

A Company officer/shareholder has donated 100 square feet of office space for Company use.  The estimated fair market value of the space is $70/month.  The annualized donated rent of $840 is considered immaterial to the financial statements and consequently not recorded on the Company’s financial statements.

The Company paid $1,250 in rent for inventory storage for the three months ended March 31, 2009 to a company which is wholly owned by the Company’s officers/shareholders.

The Company paid $12,000 in rent to a real estate holding company held jointly by the Company’s Chief Financial Officer and his spouse as compensation for the three months ended March 31, 2009 pursuant to the Company’s employment agreement with the officer.

10.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for the three months ended March 31, 2009 and 2008:

	2009	2008
Rent and CAM fees	$48,753	$20,928
Utilities	9,435	3,678
Occupancy and related expenses	$58,188	$24,606

11.           COMMITMENTS AND CONTINGENCIES

Franchise agreement – On March 30, 2007, EVOS USA, Inc. modified the terms of the franchise agreement that governs the Company’s franchisor-franchisee relationship.  Under the modified terms, all franchisees will pay a royalty on gross revenues of 3.5% for the first year of operations, 4.5% for the second year of operations, and 5.5% for all subsequent years of operation.  The Company paid a 5.5% royalty on gross revenues for the period October 14, 2006, through March 30, 2007.  The royalty rate has been reduced for the Company’s Henderson restaurant to 3.5% until March 31, 2008, 4.5% until March 31, 2009, and 5.5% thereafter.  If the Company would have been required to pay the 5.5% royalty rate during the three months ended March 31, 2009, the pro forma impact would have been to increase the net loss and net loss per share by $2,382 and $-0-, respectively.

HEALTHY FAST FOOD, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

12.           COMPANY’S OPERATIONS ARE CLASSIFIED INTO TWO PRINCIPAL REPORTABLE SEGMENTS: EVOS FRANCHISES AND U-SWIRL OPERATIONS

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

Summary financial information for the two reportable segments is as follows:

	Three months ended March 31,
	2009	2008
Evos Franchise Operations:
Net sales	$244,814	$200,798
Operating loss	(286,608)	(280,162)
Assets	3,139,350	5,593,760
Cash and equivalents	2,174,159	4,701,272
Inventory	20,274	10,271
U-Swirl International Operations:
Net sales	$15,699	$-0-
Operating loss	(63,040)	-0-
Assets	962,425	-0-
Cash and equivalents	24,389	-0-
Inventory	42,622	-0-

	2009	2008
Consolidated Operations:
Net sales	$260,513	$200,798
Operating loss	(349,648)	(280,162)
Assets	4,101,775	5,593,760
Cash and equivalents	2,198,548	4,701,272
Inventory	62,896	10,271

13.           SUBSEQUENT EVENTS

U-Swirl International, Inc.

During April 2009, U-Swirl International, Inc. opened its second restaurant in Las Vegas, Nevada.

During May 2009, U-Swirl International, Inc. signed leases for two new restaurants located in Las Vegas, Nevada, and made a “good faith” deposit on a third location in Henderson, Nevada.  The three restaurants are expected to open during the third quarter 2009.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes included in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors.

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

After experiencing operating losses with our EVOS restaurants, we decided to diversify into another healthy fast food concept and acquired the worldwide rights to U-Swirl Frozen YogurtSM on September 30, 2008.  We opened one U-Swirl location in the Las Vegas area in March 2009 and a second location in April 2009.  We issued a Franchise Disclosure Document in November 2008 and filed it in certain states which require filing.

Results of Operations

Three Months Ended March 31, 2009.  For the three months ended March 31, 2009, our restaurants generated $253,894 in sales, as compared to $183,298 for the three months ended March 31, 2008.  The increase in revenues is due primarily to the fact that two EVOS restaurants were in operation during the 2009 quarter, as compared to only one restaurant during the 2008 quarter.

Our restaurant operating costs were $299,553, or 118% of net sales revenues, resulting in a restaurant operating loss of $45,659.  During the comparable quarter in 2008, restaurant operating costs were 121% of net revenues and we lost $39,085 on our restaurant operations.  Some of the restaurant operating costs are fixed, such as salaries for our director of operations and our director of training, as well as occupancy costs.  These costs do not fluctuate with restaurant sales.  Restaurant operating costs for the 2009 period reflect the increased royalty rate of 4.5% that went into effect beginning April 2008.  After March 2009, the royalty rate is 5.5%.  We were subject to a 3.5% royalty rate during the quarter ended March 31, 2008.

Franchise royalties and fees in 2009 decreased to $6,619 from $17,500 in 2008, as there were no franchises sold in our territory in 2009.  The $17,500 represented 50% of the initial franchise fee for a new restaurant location purchased within our territory.

For the quarter ended March 31, 2009, general and administrative expense increased by $64,270 (99%) due to legal ($27,578), printing and postage ($12,658), directors and officers insurance ($9,913), and general administrative costs ($14,121) associated with increased U-Swirl International, Inc. operations.  The largest components of general and administrative expenses for the 2008 period were accounting fees ($18,700), insurance costs ($10,905), and administrative salaries and payroll taxes ($6,687).

Officer compensation for the quarter ended March 31, 2009 increased by $61,802 (96%), as we paid salaries to all of our officers during the 2009 quarter.  Some of the officers were not paid salaries in 2008.

We discontinued the services of our investor relations firm in December 2008.  We incurred $108,842 of investor relations fees in 2008, as we hired a financial public relations firm in conjunction with our becoming a public company.  Of this amount, $101,342 was the value of warrants to purchase 60,000 units issued to the public relations firm as part of its compensation.

We incurred $19,803 of pre-opening costs in connection with our U-Swirl Frozen Yogurt location that opened in March 2009.

The increase in depreciation and amortization expense of $14,998 (75%) reflects our increased base of leasehold improvements, property and equipment.

As a result of the above, our net loss for the three months ended March 31, 2009 was $347,280, as compared to a loss of $277,503 for the comparable 2008 quarter.

Liquidity and Financial Condition

As of March 31, 2009.  At March 31, 2009, we had working capital of $2,188,109 and cash of $2,198,548.  Working capital and cash at December 31, 2008 were $3,297,262 and $3,335,740, respectively.  The decrease in working capital was due to our loss for the quarter and the purchase of fixed assets for our two U-Swirl Frozen Yogurt locations that opened in March and April of 2009.  Leasehold improvement, property and equipment increased from $879,435 at December 31, 2008 to $1,589,088 at March 31, 2009.

During the three months ended March 31, 2009, we collected $49,878 in tenant improvement allowance and used $744,759 for the purchase of fixed assets and $47,285 for deposits in connection with the opening of two U-Swirl Frozen Yogurt locations.  During the three months ended March 31, 2008, we used $162,470 for investing activities, of which $19,470 was used for the purchase of fixed assets, $3,000 was used for deposits in connection with the new restaurant facility, and $140,000 was paid to EVOS USA, Inc.  As we had a net loss of $347,280 in 2009, operating activities used cash of $394,027 as compared to $139,584 in 2008.

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

Deposits.  Deposits consist of the $198,902 in security deposits for multiple locations, of which $134,889 was paid and $64,013 (in connection with our Henderson restaurant property lease) was unpaid as of March 31, 2009.  All deposits are carried at the lower of fair value or cost.

Franchise fees.  Franchise fees paid to EVOS USA, Inc. are stated at cost.  Amortization of the franchise fees is calculated based on the straight-line method over the ten-year useful life of the franchise agreement.  In accordance with SFAS 142, paragraph 11, the useful life of an intangible asset is determined by the period over which the asset is expected to contribute either directly or indirectly to our future cash flows.  Franchise renewal fees are also recorded at cost and amortized over the useful life of the renewal term.  Upon closing or disposal of a restaurant, the accounts will be relieved of cost and accumulated amortization and the related gain or loss will be reflected in income from continued operations.  As of March 31, 2009, franchise fees consisted of $13,184 net of $4,316 of accumulated amortization.

 Revenue, discounts and expense recognition.  Revenue from restaurant sales is recognized when food and beverage products are sold.  We reduce revenue by sales returns and sales discounts.

Revenue earned as an area representative for EVOS USA, Inc. will be derived from restaurants in our 12-state territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the completion of our commitment to train franchisees of each of the EVOS restaurants sold in our 12-state territory.  SFAS 45, paragraph 5(a)-(c), stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchiser has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We believe that completion of our training commitment satisfies the “substantial performance” definition outlined above.  We recognized $6,619 and $17,500 in franchise fee revenue during the three months ended March 31, 2009 and 2008, respectively.

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

The registrant’s registration statement on Form S-1 (File No. 333-145360) was declared effective on March 18, 2008.  Paulson Investment Company, Inc. acted as the underwriter.  1,000,000 Units, each Unit consisting of one share of common stock, one redeemable Class A Warrant and two non-redeemable Class B Warrants, were offered for gross proceeds of $5,100,000.  The registrant registered a total of 1,150,000 Units, as well as 100,000 Units sold to the underwriter, and the securities underlying the exercise of all the Warrants.

On March 25, 2008, the registrant completed its initial public offering for net proceeds of $4,002,840.  All of the expenses of the offering, totaling $1,097,160, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

$2,130,000 of the net proceeds had been used as follows:  $460,000 for the buildout of the new EVOS restaurant located in Las Vegas, NV; $800,000 for two U-Swirl Yogurt restaurants (purchase and installation of equipment); $250,000 to fund U-Swirl International, Inc.; and $620,000 towards corporate overhead and operating loss of the restaurants (working capital).

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
_________________
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

HEALTHY FAST FOOD, INC.

May 14, 2009	By:	/s/ Brad Beckstead
Brad Beckstead
Chief Financial Officer