Form 10-Q
period 2009-06-30
HEALTHY FAST FOOD INC
filed 2009-08-06
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from   _________________   to   _________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,518,350 shares of Common Stock, $0.001 par value, as of July 22, 2009

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30, 2009	December 31, 2008
ASSETS

Current assets
Cash and equivalents	$1,659,956	$3,335,740
Tenant improvement allowance receivable	26,675	50,210
Due from U-Create Enterprises, Inc.	1,492	-
Royalty rebate receivable	6,916	2,039
Inventory	66,256	43,450
Prepaid expenses	79,183	43,010
Total current assets	1,840,478	3,474,449

Leasehold improvements, property and equipment, net	2,036,318	879,435

Other assets
Deposits	157,537	151,617
Franchise fees, net of amortization	-	13,621
Total other assets	157,537	165,238

Total assets	$4,034,333	$4,519,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$109,778	$170,776
Royalties payable	12,072	2,207
Deferred revenue	15,000	-
Current portion of long-term debt	4,495	4,203
Total current liabilities	141,345	177,186

Deferred rent	313,473	207,482
Long-term liabilities	12,628	14,951

Total liabilities	467,446	399,619

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,518,350 shares issued and outstanding
at 6/30/09 and 12/31/08	2,518	2,518
Additional paid-in capital	6,794,179	6,794,179
Stock subscriptions receivable	(150)	(150)
Deficit	(3,229,660)	(2,677,044)
Total stockholders' equity	3,566,887	4,119,503

Total liabilities and stockholders' equity	$4,034,333	$4,519,122

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues
Restaurant sales, net of discounts	$569,031	$167,795	$822,925	$351,093
Franchise royalties and fees	4,335	3,775	10,954	23,011
Total revenues	573,366	171,570	833,879	374,104

Restaurant operating costs
Food, beverage and packaging costs	184,485	68,430	289,814	149,520
Labor and related expenses	160,200	83,337	279,136	172,953
Occupancy and related expenses	103,428	29,254	161,616	53,859
Marketing and advertising	27,822	22,968	35,369	44,948
Royalties	8,669	7,551	18,222	13,966
General and administrative	101,606	85,843	250,379	154,503
Officer compensation	117,757	71,670	244,049	136,159
Investor relations fees	-	22,500	-	131,342
Pre-opening costs	8,026	-	8,026	-
Impairment loss on franchise fee	12,746	-	12,746	-
Depreciation and amortization	55,940	17,967	91,046	38,075
Amortization of franchise fees	438	438	875	875
Total costs and expenses	781,117	409,958	1,391,278	896,200
Loss from operations	(207,751)	(238,388)	(557,399)	(522,096)

Interest expense	(603)	(733)	(1,240)	(2,023)
Interest income	3,018	22,961	6,023	26,908

Loss before income taxes	(205,336)	(216,160)	(552,616)	(497,211)
Provision for income taxes	-	-	-	-
Net loss	$(205,336)	$(216,160)	$(552,616)	$(497,211)

Net loss per common share - basic and fully diluted	$(0.08)	$(0.10)	$(0.22)	$(0.23)

Weighted average common shares outstanding -
basic and diluted	2,518,350	2,186,110	2,518,350	2,186,110

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net (loss)	$(552,616)	$(497,211)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	91,046	38,075
Amortization of franchise fees	875	875
Impairment loss on franchise fee	12,746	-
Share-based compensation	-	101,342
Changes in operating assets and liabilities:
Royalty rebate receivable	(4,877)	(354)
Interest receivable	-	(1,231)
Inventory	(22,806)	1,636
Prepaid expenses	(36,173)	7,578
Accounts payable and accrued liabilities	(60,998)	4,411
Accrued interest - related parties	-	(1,844)
Royalties payable	9,865	-
Deferred revenue	15,000	-
Deferred rent	105,991	(10,975)
Net cash (used) by operating activities	(441,947)	(357,698)

Cash flows from investing activities:
Tenant improvement allowance receivable	23,535	-
Due from U-Create Enterprises	(1,492)	-
Deposits	(5,920)	(3,000)
Prepaid franchise fees	-	(140,000)
Purchase of fixed assets	(1,247,929)	(114,759)
Net cash (used) by investing activities	(1,231,806)	(257,759)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	4,335,255
Payments on capital lease obligation	(2,031)	(2,884)
Net cash provided (used) by financing activities	(2,031)	4,332,371

Net change in cash	(1,675,784)	3,716,914

Cash, beginning of period	3,335,740	604,118

Cash, end of period	$1,659,956	$4,321,032

Supplemental disclosure of cash flow information:
Interest paid	$1,240	$2,023
Taxes paid	$-	$-
Capital lease obligations for property and equipment	$-	$23,937
Deferred offering costs	$-	$332,415

The accompanying Notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept

On September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests the ultimate choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no-sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola.  Guests serve themselves and pay by the ounce instead of by the cup size.  As of June 30, 2009, U-Swirl International, Inc., owned and operated two U-Swirl Yogurt restaurants and had three additional U-Swirl restaurants under construction.  In addition, as of June 30, 2009, the Company also had one franchise-owned U-Swirl restaurant in operation.

Fresh and Fast (formerly EVOS) Concept

The Company owns and operates two fast food restaurants located in Henderson and Las Vegas, Nevada.  The restaurants were formerly operated under franchise rights purchased from EVOS USA, Inc. (“EVOS USA”).  Effective March 1, 2009, the Company notified EVOS USA of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA franchise and area development agreements.

Significant Accounting Policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations.  Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.  The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s annual statement on Form 10-K filed on March 27, 2009 with the SEC for the year ended December 31, 2008.

Revenue recognition policy - Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from restaurants in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  SFAS 45, paragraph 5(a)-(c), stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  The Company did not meet the contractual stipulation to conduct new franchisee training as of June 30, 2009; therefore, the revenue recognition process did not meet the “substantial performance” definition outlined above.  Consequently, the Company recorded U-Swirl franchise fee deferred revenue of $15,000 and $0 during the six months ended June 30, 2009 and 2008, respectively.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

Costs and expense recognition policy – Operating costs and expenses are recognized during the period in which they are incurred.

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

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of SFAS 167 will have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of SFAS 166 will have an impact on its consolidated financial statements.

2.           CASH AND EQUIVALENTS

Concentration of Credit Risk for Cash Held at Banks

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  Some amounts were in excess of the federally insured program; however, management does not consider these amounts to pose a significant credit risk to the Company.

During the third quarter ended September 30, 2008, the Company invested $3,000,000 in 13-week maturity US Government Treasury Bills.  The T-Bills matured and were redeemed in full on January 9, 2009.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

3.           TENANT IMPROVEMENT ALLOWANCE RECEIVABLE

During June 2009, the Company entered into a lease agreement for a new U-Swirl Yogurt restaurant.  According to the terms of the agreement, the lessor owed the Company $26,675 in cash for tenant improvements.  As of June 30, 2009, the lessor had not paid the Company the $26,675; therefore, the amount was shown as an amount receivable on the Company’s Balance Sheet.

4.           FRANCHISE FEE INCOME AND DEFERRED REVENUE

The Company recognized $10,954 and $23,011 in franchise fee income for the six months ended June 30, 2009 and 2008, respectively.

The Company deferred $15,000 in new franchise fee revenue from the sale of a new U-Swirl Yogurt franchise store and franchise area development agreement in Reno, Nevada.  The franchise fee revenue was deferred because the Company had not met the “substantial performance” clause of its revenue recognition policy as of June 30, 2009.  However, during July 2009, the Company met the “substantial performance” clause by conducting its new franchise training program.  Accordingly, the Company recognized the franchise fee revenue during the month ended July 31, 2009.

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following:

	June 30, 2009	December 31, 2008

Restaurant equipment	$796,731	$197,476
Signage	93,332	31,122
Furniture and fixtures	170,954	159,218
Computer Software	16,924	15,831
Computer equipment	90,319	18,807
Vehicles	23,937	23,937
Leasehold improvements	1,101,424	604,239
	2,293,621	1,050,630
Less: accumulated depreciation	(257,303)	(171,195)

Leasehold improvements, property and equipment, net	$2,036,318	$879,435

Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 totaled $91,046 and $38,075, respectively.

6.           EVOS FRANCHISE FEES AND ACCUMULATED AMORTIZATION

Impairment Loss on Franchise Fees - On July 1, 2009, the Company ceased conducting business under the EVOS franchise concept and rebranded its two stores located in Las Vegas and Henderson, Nevada, to “Fresh and Fast”.  Accordingly, the Company determined to impair its franchise fee and recorded an impairment loss totaling $12,746 as of June 30, 2009.

Amortization Expense - Amortization expense related to capitalized franchise fees for the six months ended June 30, 2009 and 2008 totaled $875 and $875, respectively.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

7.             INTEREST INCOME AND EXPENSE

Interest income for the six months ended June 30, 2009 and 2008 totaled $6,023 and $26,908, respectively.

Interest expense for the six months ended June 30, 2009 and 2008 totaled $1,240 and $2,023, respectively.

8.           PREPAID FRANCHISE FEES

On February 29, 2008, the Company paid EVOS USA $140,000 cash to extend its build-out requirements pursuant to the Area Representative Agreement from five restaurants due by May 31, 2008 to five restaurants due initially by December 1, 2008.  On September 12, 2008, the build-out requirements were further extended (without further cost to the Company) to be due by March 1, 2009.  The effect of the cash paid for the extension was to increase the prepaid franchise fees for 12 restaurants from $6,458 per restaurant to $18,125 per restaurant.

Impairment Loss on Prepaid Franchise Fees - During the first quarter ended March 31, 2009, the Company determined to terminate its relationship with EVOS USA and abandon its area representative agreement (“ARA”).  The Company also determined that the viability of the EVOS® concept and franchise model was in question significant enough to abandon the ARA altogether.  Accordingly, the Company determined to impair its prepaid franchise fees and recorded a loss totaling $217,500 as of December 31, 2008.  However, the Company continued to operate its two franchise stores under the EVOS® concept during the six months ended June 30, 2009.  Effective July 1, 2009, the Company ceased conducting business under the EVOS, USA franchise and area development agreements.

9.           RELATED PARTY TRANSACTIONS

A Company officer/shareholder has donated 100 square feet of office space for Company use.  The estimated fair market value of the space is $70/month.  The annualized donated rent of $840 is considered immaterial to the financial statements and consequently not recorded on the Company’s financial statements.

The Company paid $5,000 in rent for inventory storage for the six months ended June 30, 2009 to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $1,492 from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

The Company paid $24,000 in rent to a real estate holding company held jointly by the Company’s Chief Financial Officer and his spouse as compensation for the six months ended June 30, 2009 pursuant to the Company’s employment agreement with the officer.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

10.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for the six months ended June 30, 2009 and 2008:

	2009	2008

Rent and CAM fees	$134,670	$41,823
Utilities	26,946	12,036

Occupancy and related expenses	$161,616	$53,859

11.           COMPANY’S OPERATIONS ARE CLASSIFIED INTO TWO PRINCIPAL REPORTABLE SEGMENTS: FRESH AND FAST (FORMERLY EVOS) AND U-SWIRL OPERATIONS

The Company manages its operations through two business segments: Fresh and Fast (formerly EVOS) and U-Swirl International company-owned stores.  Each unit owns and operates restaurants under the respective names.

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

Summary financial information for the two reportable segments is as follows:

	Six months ended June 30,
	2009	2008
Fresh and Fast (formerly EVOS) Operations:
Net sales	$438,608	$374,104
Operating loss	(154,405)	(84,153)
Assets	948,787	5,281,246
Cash and equivalents	20,000	4,321,032
Inventory	17,420	11,939
U-Swirl International Operations:
Net sales	$395,271	$-0-
Operating income	28,762	-0-
Assets	1,475,169	-0-
Cash and equivalents	29,579	-0-
Inventory	48,836	-0-

	2009	2008
Consolidated Operations:
Net sales	$833,879	$374,104
General and administrative (corporate overhead)	(426,973)	(437,943)
Operating loss	(557,399)	(522,096)
Assets	4,034,333	5,281,246
Cash and equivalents	1,659,956	4,321,032
Inventory	66,256	11,939

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

12.           SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 6, 2009.

Fresh and Fast (formerly EVOS)

Effective July 1, 2009, the Company ceased conducting business under the EVOS USA franchise and area development agreements.  The Company renamed and rebranded its two fast food restaurants to “Fresh and Fast”, and continues to offer its customers healthier alternatives to standard fast food establishments.  These changes were made as an interim basis to minimize continuing operating losses attributable to the EVOS restaurants.  The Company has determined that it will close these stores as soon as practicable in order to enable the Company to maintain its sole focus on the development and operation of the U-Swirl concept and to minimize losses incurred by the operation of the Fresh and Fast restaurants.

U-Swirl franchise fee revenue

The Company conducted its new franchisee training program during July 2009 and has therefore met the “substantial performance” requirement for revenue recognition.  Accordingly, the Company recognized $15,000 in new franchise fee revenue during the month ended July 31, 2009.

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

History and Overview

Healthy Fast Food, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on November 14, 2005 to own and operate EVOS fast food franchises.

We entered into a franchise agreement effective December 14, 2005 to operate an EVOS restaurant in Henderson, Nevada.  Shortly after signing the franchise agreement, we found a location for the restaurant, obtained approval of the site from EVOS USA, Inc. (EVOS USA”), and entered into a lease in January 2006.  From January 2006 to September 2006, we sold 300,000 shares of common stock in a private placement, resulting in net proceeds of $544,878.  These proceeds, together with loans from related parties, were used to build out, open and operate the restaurant.  From February 2006 to October 2006, we designed the restaurant interior in cooperation with EVOS USA, obtained the necessary permits and licenses from government agencies and authorities, built out the improvements to the leasehold site, installed furniture and equipment, received training from EVOS USA, hired and trained restaurant staff, and launched a marketing and advertising campaign for the restaurant’s opening in October 2006.

In December 2006, we entered into an area representative agreement that gives us the exclusive right to develop EVOS restaurants in a 12-state territory.  To maintain our exclusivity in the territory, we were required to open a minimum number of restaurants within certain timeframes through 2016.  These restaurants could be opened by us or by franchise owners that we identified and solicited.  By December 1, 2008, we were required to have five restaurants opened and by May 31, 2009, we were required to have 12 additional restaurants opened.  EVOS USA extended the original deadline of May 31, 2008 to December 1, 2008 upon payment of an extension fee of $140,000.  The December 1, 2008 deadline was further extended by EVOS USA without any additional payment to March 1, 2009.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA franchise and area development agreements.  The Company renamed and rebranded its two fast food restaurants to “Fresh and Fast”, and continues to offer its customers healthier alternatives to standard fast food establishments.

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

In March 2008, we completed an initial public offering of 1,000,000 units, each unit consisting of one share of common stock, one Class A warrant and two Class B warrants, resulting in gross proceeds of $5,100,000 and net proceeds of $4,002,840.  The proceeds of the offering were intended to be used to open six company-owned EVOS restaurants in the Las Vegas metropolitan statistical area (the “Las Vegas MSA”) during the following 12 to 18 months, as well as for marketing expenses, franchise development and working capital.  We opened our second restaurant in the Las Vegas MSA in December 2008, and our EVOS sub-franchisee in California opened its first store in November 2008.

After experiencing continued operating losses with our EVOS restaurants, we decided to diversify into another healthy fast food concept and acquired the worldwide rights to U-Swirl Frozen YogurtSM (“U-Swirl”) on September 30, 2008.  Our intent with the acquisition of the rights to U-Swirl is to build and operate stores to be owned and operated by the Company (“Company-owned”) and to franchise to others the right to own and operate U-Swirl stores pursuant to either a (a) license agreement as a U-Swirl licensee, (b) a franchise and area development agreement as a U-Swirl franchisee, or (c) a joint venture agreement as a U-Swirl joint-venture partner.

We opened one Company-owned U-Swirl location in the Las Vegas MSA in March 2009, a second and third location in the Las Vegas MSA in April 2009 and July 2009 respectively.  The original U-Swirl store continues to operate as a licensee.  We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement with Galena Frozen Yogurt Company, which over the next 12 months plans to open three U-Swirl Frozen Yogurt stores in Reno, Nevada, and at least one U-Swirl store in Northern California.

Results of Operations

Three Months Ended June 30, 2009.  For the three months ended June 30, 2009, our restaurants generated $569,031 in sales, as compared to $167,795 for the three months ended June 30, 2008.  The increase in revenues is due primarily to the fact that two EVOS restaurants and two U-Swirl locations were in operation during the 2009 quarter, as compared to only one EVOS restaurant during the 2008 quarter.

Our restaurant operating costs were $484,604, or 85% of net sales revenues, resulting in a restaurant operating profit of $84,427.  During the comparable quarter in 2008, restaurant operating costs were 126% of net revenues and we lost $43,745 on our restaurant operations.  Some of the restaurant operating costs are fixed, such as salaries for our director of operations and our director of training, as well as occupancy costs.  These costs do not fluctuate with restaurant sales.  Restaurant operating costs for the 2009 period reflect the increased EVOS royalty rate of 5.5% that went into effect beginning April 2009.  We were subject to an EVOS 4.5% royalty rate prior to April 2009.

Franchise royalties and fees in 2009 increased slightly to $4,335 from $3,775 in 2008.

For the quarter ended June 30, 2009, general and administrative expense increased by $15,763 (18%) due primarily to general administrative costs ($25,092) associated with increased U-Swirl International, Inc. operations.  The largest components of general and administrative expenses for the 2009 period were legal fees ($23,764) attributable primarily to the development and filing of the FDD, supplies for two new U-Swirl Yogurt locations ($19,968), and administrative salaries and payroll taxes ($7,200).

Officer compensation for the quarter ended June 30, 2009 increased by $46,087 (64%), as we paid salaries to all of our officers during the 2009 quarter.  Some of the officers were not paid salaries in 2008.

We discontinued the services of our investor relations firm in December 2008.  We incurred $22,500 of investor relations fees in 2008, as we hired a financial public relations firm in conjunction with our becoming a public company.

We incurred $8,026 of pre-opening costs in connection with our U-Swirl Frozen Yogurt location that opened in April 2009.

We determined to impair our franchise fee attributed to our relationship with EVOS at June 30, 2009, as we ceased conducting business under the EVOS franchise concept as of July 1, 2009.  Accordingly, we recorded a $12,746 impairment loss.

The increase in depreciation and amortization expense of $37,973 (211%) reflects our increased base of leasehold improvements, property and equipment.

As a result of the above, our net loss for the three months ended June 30, 2009 was $205,336, as compared to a loss of $216,160 for the comparable 2008 quarter.

Six Months Ended June 30, 2009.  For the six months ended June 30, 2009, our restaurants generated $822,925 in sales, as compared to $351,093 for the six months ended June 30, 2008.  The increase in revenues is due primarily to the fact that two EVOS restaurants and two Company-owned U-Swirl locations were in operation during the second quarter of 2009, as compared to only one EVOS restaurant during the six months ended June 30, 2008.

Our restaurant operating costs were $784,157, or 95% of net sales revenues, resulting in a restaurant operating profit of $38,768.  During the comparable period in 2008, restaurant operating costs were 124% of net revenues and we lost $84,153 on our restaurant operations.  Some of the restaurant operating costs are fixed, such as salaries for our director of operations and our director of training, as well as occupancy costs.  These costs do not fluctuate with restaurant sales.  Restaurant operating costs for the 2009 period also reflect the increased EVOS royalty rate of 5.5% that went into effect beginning April 2009.  Prior to April 2009, from April 2008 until March 2009, we were subject to a 4.5% royalty rate on revenue generated from the EVOS operations and prior to April 2008, we were subject to a 3.5% royalty rate for revenue generated from the EVOS operations.

As set forth in Note 11 of the Notes to Financial Statements, the operation of Fresh and Fast (formerly EVOS) restaurants as a separate business segment have been significantly less profitable than U-Swirl restaurant operations.  For the six months ended June 30, 2009, the Fresh and Fast operating loss was $154,405 while the U-Swirl business segment generated operating income of $28,762.  We have determined to close these stores as soon as practicable in order to enable us to maintain our sole focus on the development and operation of the U-Swirl concept and to minimize losses incurred by the operation of the Fresh and Fast restaurants.

EVOS franchise royalties and fees in 2009 decreased to $10,954 from $23,011 in 2008.

For the six months ended June 30, 2009, general and administrative expense increased by $95,876 (62%) due to legal ($28,811) primarily attributable to the development and filing of the FDD, printing and postage ($11,406), directors and officers insurance ($8,657), general liability insurance ($2,906), administrative salaries ($4,883), and supplies associated with the opening of two new U-Swirl Yogurt locations ($39,213).  The largest components of general and administrative expenses for the six months ended June 30, 2009 were accounting fees ($17,290), insurance costs ($23,078), postage and printing expenses ($19,088), legal fees ($48,306), restaurant supplies ($42,827), and administrative salaries and payroll taxes ($18,209).

Officer compensation for the six months ended June 30, 2009 increased by $107,890 (79%), as we paid salaries to all of our officers during the six months ended June 30, 2009.  Some of the officers were not paid salaries in 2008.

We discontinued the services of our investor relations firm in December 2008.  We incurred $131,342 of investor relations fees in 2008, as we hired a financial public relations firm in conjunction with our becoming a public company.  Of this amount, $101,342 was the value of warrants to purchase 60,000 units issued to the public relations firm as part of its compensation.

We incurred $8,026 of pre-opening costs in connection with our U-Swirl Frozen Yogurt locations that are scheduled to open during the third quarter 2009.

We determined to impair our franchise fee attributed to our relationship with EVOS at June 30, 2009, as we ceased conducting business under the EVOS franchise concept as of July 1, 2009.  Accordingly, we recorded a $12,746 impairment loss.

The increase in depreciation and amortization expense of $52,971 (139%) reflects our increased base of leasehold improvements, property and equipment due to the operation of the new stores.

As a result of the above, our net loss for the six months ended June 30, 2009 was $552,616, as compared to a loss of $497,211 for the comparable 2008 period.

Liquidity and Financial Condition

As of June 30, 2009.  At June 30, 2009, we had working capital of $1,699,133 and cash of $1,659,956.  Working capital and cash at December 31, 2008 were $3,297,263 and $3,335,740, respectively.  The decrease in working capital was due to our loss for the six-month period and the purchase of fixed assets for our three U-Swirl Frozen Yogurt locations, two that opened in March and April, and pre-opening expenses and expenditures for three new U-Swirl restaurants that are scheduled to open during the third quarter of 2009.  Leasehold improvements, property and equipment increased from $879,435 at December 31, 2008, to $2,036,318 at June 30, 2009.  Current liabilities at June 30, 2009, include $15,000 of deferred revenue.  At June 30, 2009, we had not substantially performed all of our obligations under the franchise agreement with a new franchisee in Reno, Nevada.  We will recognize $15,000 of franchise fee income in July 2009.

During the six months ended June 30, 2009, we collected $23,535 in tenant improvement allowance, and used $1,247,929 for the purchase of fixed assets and $5,920 for deposits in connection with the opening of U-Swirl Frozen Yogurt stores.  During the six months ended June 30, 2008, we used $257,759 for investing activities, of which $114,759 was used for the purchase of fixed assets, $3,000 was used for deposits in connection with the new restaurant facility, and $140,000 was paid to EVOS USA. As we had a net loss of $552,616 in 2009, operating activities used cash of $441,947 as compared to $357,698 in 2008.

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

Deposits.  Deposits consist of the $157,537 in security deposits for multiple locations, of which $93,524 was paid and $64,013 (in connection with our Henderson restaurant property lease) was unpaid as of June 30, 2009.  All deposits are carried at the lower of fair value or cost.

 Revenue, discounts and expense recognition.  Revenue from restaurant sales is recognized when food and beverage products are sold.  We reduce revenue by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from restaurants in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  SFAS 45, paragraph 5(a)-(c), stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We completed our training for the new U-Swirl franchisee in July 2009.  Therefore, the revenue recognition process did not meet the “substantial performance” definition outlined above for the six months ended June 30, 2009.  Consequently, we recorded U-Swirl franchisee fee deferred revenue of $15,000 and $0 during the six months ended June 30, 2009 and 2008, respectively.

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

Through June 30, 2009, $2,727,000 of the net proceeds had been used as follows:  $460,000 for the buildout of the new EVOS restaurant located in Las Vegas, NV; $1,247,000 for five U-Swirl Yogurt restaurants (purchase and installation of equipment); $250,000 to fund U-Swirl International, Inc.; and $686,000 towards corporate overhead and operating loss of the restaurants (working capital).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Representative’s Purchase Warrants (3)
10.1	EVOS Restaurant Franchise Agreement dated December 14, 2005 (1)
10.2	Conditional Assignment of Telephone Numbers and Listings to EVOS USA, Inc. dated December 14, 2005 (1)
10.3	Collateral Assignment and Assumption of Lease to EVOS USA, Inc. dated December 14, 2005 (1)

Regulation S-K Number	Exhibit
10.4	Addendum to Franchise Agreement dated February 6, 2006 (1)
10.5	2007 Stock Option Plan, as amended (1)
10.6	Promissory Note dated October 24, 2006 to Henry E. Cartwright and Ira J. Miller as Trustee of the Miller Family Trust dated July 18, 2000 (1)
10.7	Warrant to purchase common stock issued to Ira J. Miller dated November 20, 2006 (1)
10.8	Area Representative Agreement between EVOS USA, Inc. and Healthy Fast Food, Inc. dated December 1, 2006 (1)
10.9	Territory and Development Schedule Addendum to the Area Representative Agreement effective February 26, 2007 (1)
10.10	Letter agreement with EVOS USA, Inc. dated July 10, 2007 (1)
10.11	Contract of Employment with Brad Beckstead dated July 25, 2007 (1)
10.12	Letter agreement with EVOS USA, Inc. dated July 30, 2007 (1)
10.13	Letter agreement with EVOS USA, Inc. dated February 7, 2008 (4)
10.14	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (5)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

August 6, 2009                                                                                By: /s/ Brad Beckstead
    Brad Beckstead
    Chief Financial Officer