Form 10-Q
period 2009-09-30
HEALTHY FAST FOOD INC
filed 2009-11-16
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes  [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ]Yes  [  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,538,350 shares of Common Stock, $0.001 par value, as of November 6, 2009

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and equivalents	$725,916	$3,335,740
Tenant improvement allowance receivable	10,335	-
Due from U-Create Enterprises, Inc.	1,134	-
Inventory	74,492	15,100
Prepaid expenses	32,269	23,495
Current assets from discontinued operations	6,916	100,113
Total current assets	851,062	3,474,448

Leasehold improvements, property and equipment, net	1,900,834	64,586
Leasehold improvements, property and equipment from
discontinued operations, net	-	814,849

Other assets
Deposits	108,572	5,400
Other assets from discontinued operations	85,350	159,839
Total other assets	193,922	165,239

Total assets	$2,945,818	$4,519,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$75,308	$62,781
Accounts payable and accrued liabilities from discontinued
operations	183,514	110,202
Current portion of long-term debt	4,649	4,203
Total current liabilities	263,471	177,186

Deferred rent	220,021	20,059
Long-term capital lease	11,406	14,951
Long-term liabilities from discontinued operations	76,145	187,423

Total liabilities	571,043	399,619

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,523,350 shares issued and outstanding at 9/30/09 and 12/31/08	2,523	2,518
Additional paid-in capital	6,835,653	6,794,179
Stock subscriptions receivable	(150)	(150)
Compensation payable in stock	21	-
Deficit	(4,463,272)	(2,677,044)
Total stockholders' equity	2,374,775	4,119,503

Total liabilities and stockholders' equity	$2,945,818	$4,519,122

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues
Restaurant sales, net of discounts	$515,332	$-	$910,603	$-
Franchise royalties and fees	15,000	-	15,000	-
Total revenues	530,332	-	925,603	-

Restaurant operating costs
Food, beverage and packaging costs	152,574	-	267,523	-
Labor and related expenses	138,561	-	247,062	-
Occupancy and related expenses	99,656	2,394	156,758	6,742
Marketing and advertising	74,342	10,675	106,145	28,735
General and administrative	176,797	60,661	408,111	173,646
Officer compensation	50,726	43,331	294,775	122,678
Investor relations fees	-	23,398	-	154,740
Intellectual property acquired from related parties	-	180,000	-	180,000
Depreciation and amortization	44,673	201	82,039	603
Total costs and expenses	737,329	320,660	1,562,413	667,144
Loss from operations	(206,997)	(320,660)	(636,810)	(667,144)

Interest expense	(570)	(700)	(1,810)	(2,723)
Interest income	1,422	21,189	7,445	48,097

Loss from continuing operations before income taxes	(206,145)	(300,171)	(631,175)	(621,770)
Provision for income taxes	-	-	-	-
Income from continuing operations	(206,145)	(300,171)	(631,175)	(621,770)
Discontinued operations:
Loss from operations of discontinued Fresh and
Fast restaurant component (including loss on
disposal of $814,849)	1,027,467	94,637	1,155,053	270,249
Income tax benefit	-	-	-	-
Loss on discontinued operations	(1,027,467)	(94,637)	(1,155,053)	(270,249)
Net loss	$(1,233,612)	$(394,808)	$(1,786,228)	$(892,019)

Earnings per share - basic
Loss from continuing operations	$(0.08)	$(0.14)	$(0.25)	$(0.28)
Loss from discontinued operations	(0.41)	(0.04)	(0.46)	(0.12)
Net loss per common share - basic and fully diluted	$(0.49)	$(0.18)	$(0.71)	$(0.40)

Weighted average common shares outstanding -
basic and diluted	2,518,350	2,211,246	2,518,350	2,211,246

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
	For the nine months ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net loss	$(1,786,228)	$(892,019)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	82,039	56,583
Amortization of franchise fees	-	1,312
Share-based compensation	41,500	101,342
Shares issued to acquire U-Swirl intellectual property	-	180,000
Loss on disposal of Fresh and Fast festaurant assets	814,849	-
Changes in operating assets and liabilities:
Current assets from discontinued operations	93,197	(130)
Interest receivable	-	(88)
Inventory	(59,392)	(2,960)
Prepaid expenses	(8,774)	(6,653)
Other assets from discontinued operations	74,489	-
Accounts payable and accrued liabilities	12,527	6,086
Accrued interest - related parties	-	(1,844)
Royalties payable	-	1,688
Accounts payable and accrued liabilities from discontinued operations	(37,966)	-
Deferred rent	199,962	(16,462)
Net cash (used) by operating activities	(573,797)	(573,145)

Cash flows from investing activities:
Tenant improvement allowance receivable	(10,335)	-
Due from U-Create Enterprises	(1,134)	-
Deposits	(103,172)	-
Prepaid franchise fees	-	(140,000)
Purchase of fixed assets	(1,918,287)	(239,980)
Net cash (used) by investing activities	(2,032,928)	(379,980)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	4,002,840
Deferred offering costs	-	332,415
Payments on capital lease obligation	(3,099)	(3,817)
Net cash provided (used) by financing activities	(3,099)	4,331,438

Net change in cash	(2,609,824)	3,378,313

Cash, beginning of period	3,335,740	604,118

Cash, end of period	$725,916	$3,982,431

Supplemental disclosure of cash flow information:
Interest paid	$1,810	$2,723
Taxes paid	$-	$-
Capital lease obligations for property and equipment	$-	$23,937
Number of shares issued for intellectual property	-	100,000
Value of shares issued for intellectual property	$-	$180,000

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s annual statement on Form 10-K filed on March 27, 2009 with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.

U-Swirl Concept
On September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests the ultimate choice in frozen yogurt by providing up to 20 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of September 30, 2009, U-Swirl International, Inc. owned and operated five U-Swirl Yogurt restaurants and had one licensed restaurant in operation.

Discontinued Operations - Fresh and Fast (formerly EVOS) Concept
For purposes of determining discontinued operations, the Company has determined that the “concept” level is a component of the entity within the context of FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. A component of an entity comprises of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company routinely evaluates its concept base to identify relevant factors for success and determine appropriate actions necessary to grow and operate a successful concept and similarly to identify relevant factors and actions that need to be taken on an underperforming concept including the closing of a non-performing concept. The Company evaluates the results of operations of the concept both quantitatively and qualitatively to determine if appropriate for reporting as discontinued operations.

The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as “discontinued operations” (see Note 2 below).

Subsequent Events
The Company has evaluated subsequent events through November 16, 2009, the date it filed its report on Form 10-Q for the quarter ended September 30, 2009 with the SEC.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

Franchise Revenue Recognition Policy
Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from restaurants in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  The Company recorded U-Swirl franchise fee revenue of $15,000 and $0 during the nine months ended September 30, 2009 and 2008, respectively.

Costs and expenses are recognized during the period in which they are incurred.

New Pronouncements
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” which updates FASB ASC 820-10. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

•	A valuation technique that uses a) the quoted price of an identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets.

•
Another valuation technique that is consistent with the principles of FASB ASC 820, examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009. ASC 820 does not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. FASB ASC 105 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. The effective date of ASC 105 is for interim and annual reporting periods ending after September 15, 2009. ASC 105 does not have an impact on the Company’s financial position or results of operations as it does not change authoritative guidance.

In May 2009, the FASB issued ASC 855, Subsequent Events. FASB ASC 855 provides guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The date through which any subsequent events have been evaluated and the basis for that date must be disclosed. FASB ASC 855 requires that the Company disclose the analysis of subsequent events through the date that its Financial Statements are issued. FASB ASC 855 also defines the circumstances under which an entity should recognize such events or transactions and the related disclosures of such events or transactions that occur after the balance sheet date. The effective date of FASB ASC 855 is the Company’s interim or annual financial periods ending after September 15, 2009.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures for all financial instruments within the scope of

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

FASB ASC 825-10-50 to interim reporting periods. The Company has adopted FASB ASC 825-10-65, and it is effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65 does not have an impact on the Company’s financial position or results of operations as it focuses on additional disclosures.

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65-4 is an amendment of FASB ASC 820-10, Fair Value Measurements. FASB ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. FASB ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period. The Company has adopted FASB ASC 820-10-65-4, which is effective for interim and annual reporting periods ending after June 15, 2009. ASC 820-10-65-4 does not have a material impact on the Company’s financial position or results of operations.

2.           DISCONTINUED OPERATIONS – FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Condensed Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the nine months ended September 30, 2009 and 2008:

	2009	2008
Revenues	$468,483	$523,503
Costs and expenses	(808,687)	(793,752)
Loss on disposal of fixed assets, net of liabilities	(814,849)	-
Net loss	$(1,155,053)	$(270,249)

Net assets of the Fresh and Fast concept operations, which are presented as a net amount in the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, were as follows:

	2009	2008
Assets	$92,266	$1,074,801
Liabilities	(259,659)	(316,779)
Net assets	$(167,393)	$758,022

Abandoned Facilities Lease Commitments
As of September 30, 2009, the Company continues to be liable for the leases of the two abandoned restaurants for a period of 20 months on one store and 47 months on the other.  Included in Liabilities from Discontinued Operations for the nine months ending September 30, 2009 is the present value of discounted future rent commitments for the two abandoned leased stores totaling $217,368.

EVOS Severance Agreement
As of September 30, 2009, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable and area developer’s royalty fee receivable as of September 30, 2009, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

3.           CASH AND EQUIVALENTS

Concentration of Credit Risk for Cash Held at Banks
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  Some amounts were in excess of the Federally insured program, however, management does not consider these amounts to pose a significant credit risk to the Company.

During the third quarter ended September 30, 2008, the Company invested $3,000,000 in 13-week maturity US Government Treasury Bills.  The T-Bills matured and were redeemed in full on January 9, 2009.

4.           TENANT IMPROVEMENT ALLOWANCE RECEIVABLE

During June 2009, the Company entered into a lease agreement for a new U-Swirl Yogurt restaurant.  According to the terms of the agreement, the lessor owed the Company $26,675 in cash for tenant improvements.  The lessor was unable to pay the amount due.  The Company and the lessor agreed to amortize the amount against future monthly rents over a 5-month period.  As of September 30, 2009, the amount receivable on the Company’s Balance Sheet to be amortized against future rents was $10,335.

5.           FRANCHISE FEE INCOME AND DEFERRED REVENUE

The Company recognized $15,000 and $-0- in franchise fee income for the nine months ended September 30, 2009 and 2008, respectively.

6.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following:

	September 30, 2009	December 31, 2008
Restaurant equipment	$706,588	$-
Signage	74,712	32,219
Furniture and fixtures	103,317	-
Computer equipment	86,840	4,076
Vehicles	23,937	-
Leasehold improvements	988,621	29,433
	1,984,015	65,728
Less: accumulated depreciation	(83,181)	(1,142)
Leasehold improvements, property and equipment, net	$1,900,834	$64,586

Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 totaled $82,039 and $603, respectively.

7.	INTEREST INCOME AND EXPENSE

Interest income for the nine months ended September 30, 2009 and 2008 totaled $7,445 and $48,097, respectively.

Interest expense for the nine months ended September 30, 2009 and 2008 totaled $1,810 and $2,723, respectively.

HEALTHY FAST FOOD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

8.	SHAREHOLDERS EQUITY

As of September 30, 2009, the Company granted 26,000 shares of its $0.001 par value common stock to officers and directors as share-based compensation.  The fair market value of the shares on the date of grant totaled $41,500.  Of these shares, 21,000 were unissued as of September 30, 2009, and are therefore recorded as “Compensation Payable in Stock” on the Company’s Balance Sheet.

9.           RELATED PARTY TRANSACTIONS

A Company officer/shareholder has donated 100 square feet of office space for Company use.  The estimated fair market value of the space is $70/month.  The annualized donated rent of $840 is considered immaterial to the financial statements and consequently not recorded on the Company’s financial statements.

The Company paid $11,000 in rent for inventory storage for the nine months ended September 30, 2009 to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $1,134 from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

The Company paid $24,000 in rent to a real estate holding company held jointly by the Company’s former Chief Financial Officer and his spouse as compensation for the nine months ended September 30, 2009 pursuant to the Company’s employment agreement with the former officer.

10.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for the nine months ended September 30, 2009 and 2008:

	2009	2008
Rent and CAM fees	$138,632	$6,742
Utilities	18,126	-
Occupancy and related expenses	$156,758	6,742

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

We entered into a franchise agreement effective December 14, 2005 to operate an EVOS restaurant in Henderson, Nevada.  Shortly after signing the franchise agreement, we found a location for the restaurant, obtained approval of the site from EVOS USA, Inc. (EVOS USA”), and entered into a lease in January 2006.  From January 2006 to September 2006, we sold 300,000 shares of common stock in a private placement, resulting in net proceeds of $544,878.  These proceeds, together with loans from related parties, were used to build out, open and operate the restaurant.  The restaurant opened in October 2006.

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

We opened our first Company-owned U-Swirl location in the Las Vegas MSA in March 2009, and the Company has since developed five more Company-owned locations in the Las Vegas MSA.  In addition, the original U-Swirl store continues to operate as a licensee.

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement with Galena Frozen Yogurt Company, which over the next 12 months plans to open three U-Swirl Frozen Yogurt stores in

Reno, Nevada, and at least one U-Swirl store in Northern California.  The first store in Reno opened in October 2009.

Results of Operations

Three Months Ended September 30, 2009.  For the three months ended September 30, 2009, our U-Swirl restaurants generated $515,332 in sales.  As we did not have any U-Swirl locations in operation in 2008, there is no comparable period information available.  Franchise royalties and fees were derived from the sale of a new U-Swirl Yogurt franchise store and franchise area development agreement in Reno, Nevada.

Our restaurant operating costs, including pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $390,791, or 76% of net sales revenues, resulting in a restaurant operating profit of $124,541.

Marketing and advertising expenses were $74,342 for the 2009 quarter as compared to $10,675 for 2008, as we opened four Company-owned U-Swirl locations during the period.

 For the quarter ended September 30, 2009, general and administrative expense increased by $116,136 (191%) due primarily to increased U-Swirl operations.  The largest components of general and administrative expenses for the 2009 period were accounting fees ($8,005), administrative salaries and payroll taxes ($6,712), consulting fees ($55,000), insurance ($11,324), licenses, permits and fees ($10,192), legal fees ($19,574), office and postage expense ($6,822) and supplies ($27,352).

Officer compensation for the quarter ended September 30, 2009 increased by $7,395 (17%), as we paid salaries to all of our officers during the 2009 quarter.  We hired a chief operating officer in August 2009 and increased the salaries of some of our officers.

We discontinued the services of our investor relations firm in December 2008.  We incurred $23,398 of investor relations fees in 2008, as we hired a financial public relations firm in conjunction with our becoming a public company.

The increase in depreciation and amortization expense of $44,472 reflects our increased base of leasehold improvements, property and equipment.

We owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, we notified EVOS USA, Inc. of our intent to terminate the franchise and area development agreements.  Effective July 1, 2009, we ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, we determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on our U-Swirl Yogurt Concept, and have accordingly accounted for the “Fresh and Fast” Concept divestiture as “discontinued operations”.  We wrote off all of our assets related to the EVOS restaurant concept, resulting in a loss of $1,027,467, as compared to a loss of $94,637 for the 2008 quarter.

As a result of the above, our net loss for the three months ended September 30, 2009 was $1,233,612, as compared to a loss of $394,808 for the comparable 2008 quarter.

Nine Months Ended September 30, 2009.  For the nine months ended September 30, 2009, our U-Swirl restaurants generated $910,603 in sales.

Our restaurant operating costs, including pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $671,343, or 74% of net sales revenues, resulting in a restaurant operating profit of $239,260.

Marketing and advertising expenses were $106,145 for the 2009 period as compared to $28,735 for the 2008 period, as we opened six Company-owned U-Swirl locations during that time.

For the nine months ended September 30, 2009, general and administrative expense increased by $234,465 (135%) due to increased U-Swirl operations.  The largest components of general and administrative expenses for the nine months ended September 30, 2009 were accounting fees ($25,295), administrative salaries and payroll taxes ($24,921), consulting fees ($55,666), insurance ($24,348), licenses, permits and fees ($20,016), legal fees ($84,650), office and postage expenses ($19,042) and supplies ($63,802).

Officer compensation for the nine months ended September 30, 2009 increased by $172,097 (140%), as we paid salaries to all of our officers during the nine months ended September 30, 2009.

We discontinued the services of our investor relations firm in December 2008.  We incurred $154,740 of investor relations fees in 2008, as we hired a financial public relations firm in conjunction with our becoming a public company.  Of this amount, $101,342 was the value of warrants to purchase 60,000 units issued to the public relations firm as part of its compensation.

The increase in depreciation and amortization expense of $81,436 reflects our increased base of leasehold improvements, property and equipment due to the operation of the new stores.

We reported a loss from operations of our discontinued EVOS restaurants of $1,155,053, as compared to a loss of $270,249 for the 2008 period.

As a result of the above, our net loss for the nine months ended September 30, 2009 was $1,786,228, as compared to a loss of $892,019 for the comparable 2008 period.

Liquidity and Financial Condition

As of September 30, 2009.  At September 30, 2009, we had working capital of $587,591 and cash of $725,916.  Working capital and cash at December 31, 2008 were $3,297,262 and $3,335,740, respectively.  The decrease in working capital was due to our loss for the nine-month period and the purchase of fixed assets for our six U-Swirl restaurants.  Leasehold improvements, property and equipment increased from $879,435 at December 31, 2008, to $1,900,834 at September 30, 2009.

During the nine months ended September 30, 2009, we used $1,918,287 for the purchase of fixed assets and $103,172 for deposits in connection with the opening of U-Swirl restaurants.  During the nine months ended September 30, 2008, we used $379,980 for investing activities, of which $239,980 was used for the purchase of fixed assets and $140,000 was paid to EVOS USA. As we had a net loss of $1,786,228 in 2009, operating activities used cash of $573,797 as compared to $573,145 in 2008.

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

Deposits.  Deposits consist of the $108,572 in security deposits for multiple locations.  All deposits are carried at the lower of fair value or cost.

 Revenue, discounts and expense recognition.  Revenue from restaurant sales is recognized when food and beverage products are sold.  We reduce revenue by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from restaurants in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We recorded U-Swirl franchisee fee revenue of $15,000 and $0 during the nine months ended September 30, 2009 and 2008, respectively.

Costs and expenses are recognized during the period in which they are incurred.

Discontinued Operations – Fresh and Fast (formerly EVOS) Concept.  For purposes of determining discontinued operations, we have determined that the “concept” level is a component of the entity within the context of FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A component of an entity comprises of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  We routinely evaluate our concept base to identify relevant factors for success and determine appropriate actions necessary to grow and operate a successful concept and similarly to identify relevant factors and actions that need to be taken on an underperforming concept including the closing of a non-performing concept.  We evaluate the results of operations of the concept both quantitatively and qualitatively to determine if appropriate for reporting as discontinued operations.

We owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, we notified EVOS USA, Inc. of our intent to terminate the franchise and area development agreements.  Effective July 1, 2009, we ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, we determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on our U-Swirl Yogurt Concept, and have accordingly accounted for the “Fresh and Fast” Concept divestiture as “discontinued operations”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Through September 30, 2009, $3,579,000 of the net proceeds had been used as follows:  $460,000 for the buildout of the new EVOS restaurant located in Las Vegas, NV; $1,977,000 for five U-Swirl restaurants (purchase and installation of equipment); $250,000 to fund U-Swirl International, Inc.; and $892,000 towards corporate overhead and operating loss of the restaurants (working capital).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.                 Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Representative’s Purchase Warrants (3)
10.1	EVOS Restaurant Franchise Agreement dated December 14, 2005 (1)
10.2	Conditional Assignment of Telephone Numbers and Listings to EVOS USA, Inc. dated December 14, 2005 (1)
10.3	Collateral Assignment and Assumption of Lease to EVOS USA, Inc. dated December 14, 2005 (1)
10.4	Addendum to Franchise Agreement dated February 6, 2006 (1)
10.5	2007 Stock Option Plan, as amended (1)
10.6	Promissory Note dated October 24, 2006 to Henry E. Cartwright and Ira J. Miller as Trustee of the Miller Family Trust dated July 18, 2000 (1)
10.7	Warrant to purchase common stock issued to Ira J. Miller dated November 20, 2006 (1)
10.8	Area Representative Agreement between EVOS USA, Inc. and Healthy Fast Food, Inc. dated December 1, 2006 (1)
10.9	Territory and Development Schedule Addendum to the Area Representative Agreement effective February 26, 2007 (1)
10.10	Letter agreement with EVOS USA, Inc. dated July 10, 2007 (1)
10.11	Contract of Employment with Brad Beckstead dated July 25, 2007 (1)
10.12	Letter agreement with EVOS USA, Inc. dated July 30, 2007 (1)
10.13	Letter agreement with EVOS USA, Inc. dated February 7, 2008 (4)
10.14	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (5)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Interim Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Interim Principal Financial Officer
___________________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

November 16, 2009	By:	/s/ Henry E. Cartwright
Henry E. Cartwright, President
(Interim Principal Financial Officer)