Form 10-K
period 2009-12-31
HEALTHY FAST FOOD INC
filed 2010-03-31
CIK 1355304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

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
☒ Yes                      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated  filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,826,086  as of June 30, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  2,779,836 shares of common stock as of March 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

HEALTHY FAST FOOD, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

PART I

Item 1.       Business

Overview

We are in the business of offering consumers a healthy alternative for meals and snacks.  We are launching a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and are franchising this concept.  We intend to build and operate cafés to be owned and operated by the Company (“company-owned”) and to franchise to others the right to own and operate U-Swirl cafés pursuant to either (a) a license agreement as a U-Swirl licensee, (b) a franchise and area development agreement as a U-Swirl franchisee, or (c) a joint venture agreement as a U-Swirl joint-venture partner.

We currently own and operate six U-Swirl Frozen Yogurt cafés in the Las Vegas metropolitan area, and have two franchised locations in operation in Reno and Henderson, Nevada.  U-Swirl allows guests a broad choice in frozen yogurt by providing up to 20 non-fat flavors, including tart, traditional and no sugar-added options and more than 60 toppings, including seasonal fresh fruit, sauces, candy and granola.  Guests serve themselves and pay by the ounce instead of by the cup size.  Similar to a coffee shop hangout, locations are furnished with couches and tables and patio seating and provide free Wi-Fi access.

We acquired the U-Swirl Frozen Yogurt concept in September 2008 from U Create Enterprises (formerly U-Swirl Yogurt, Inc.), which is owned by the grandchildren and family of Henry E. Cartwright, our President, in consideration for 100,000 restricted shares of our common stock.  U Create Enterprises continues to operate its frozen yogurt café in Henderson, Nevada, as our franchisee.  No franchise fees or royalties are charged with respect to this location, as U Create Enterprises permits us to use the location as a training facility.

We opened our first company-owned U-Swirl location in Las Vegas, Nevada, in March 2009, and currently there are eight U-Swirl cafés that have been opened including six company-owned cafés and two franchisee-owned cafés.  We plan to have 20 U-Swirl cafés operating by the end of 2010.

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  In addition, we have signed area development agreements for the development of a minimum of three cafés in the Phoenix metropolitan statistical area by November 2010 and a total of 23 cafés during the ten-year term of the agreement, and for the development of a total of three cafés in Monmouth County, New Jersey, by February 2013.

Industry Background

We believe that there is an increasing awareness among consumers of the connection between diet and good health, and as a result, demand for high-quality healthy foods, in particular healthy fast foods, is increasing.  We believe U-Swirl cafés will be able to take advantage of this growing demand for healthy food by focusing on foods with lower-fat, higher nutritional content and wholesome, natural food ingredients.

According to Ice Cream and Frozen Desserts in the U.S.: Markets and Opportunities in Retail and Foodservice, 6th Edition, published in January 2010 by Packaged Facts (the “Packaged Facts Report”), the frozen dessert industry is a large and growing industry. In 2009, the U.S. market for ice cream and related frozen desserts, including frozen yogurt and frozen novelties, grew two percent to $25 billion.  The Packaged Facts Report also mentioned that consumers are in search of value products and products that can benefit their health, such as those that include ingredients such as probiotics.  We believe that our self-serve cafés, which offer frozen yogurt carrying the National Yogurt Association’s Live and Active Cultures seal, address this demand.  The Packaged Facts Report forecasts that the inclusion of probiotics in frozen yogurt will cause that segment’s sales growth to surpass other frozen dessert categories through 2014.

We believe that women and children/young adults comprise our targeted market.

Competition

We believe that each of the following frozen yogurt franchises may provide competition to U-Swirl:
•	TCBY – almost 900 locations worldwide; not self-serve
•	Pinkberry – over 75 locations in California, New York and Texas; not self-serve
•	Golden Spoon – approximately 100 locations in Arizona, California, Idaho, Nevada and Utah; not self-serve
•	Red Mango – approximately 60 locations in Arizona, California, Hawaii, Illinois, Indiana, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Texas, Utah and Washington; not self-serve
•	Yogurtland – approximately 60 locations in Arizona, California, Hawaii, Nevada, and Texas; self-serve

Many of these competitors have significant competitive advantages over the Company in terms of operating histories, number of locations in operation, number of franchisees and area developers, capital and human and other resources.  There are also numerous retail outlets offering frozen yogurt that are independently owned and operated.  We compete not only for customers, but also for management and hourly personnel, suitable real estate sites, investment capital and qualified franchisees.  Further, the food service/restaurant industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Accordingly, there can be no assurances that the Company can successfully compete at a level to achieve our goals.

We have designed U-Swirl cafés to be distinguishable from other frozen yogurt retail outlets by offering the following:
•	inside seating for 50 people and outside patio seating, where feasible and appropriate;
•	spacious surroundings of 1,600 to 2,400 square feet;
•	16 to 20 flavors of frozen yogurt;
•	more than 60 toppings; and
•	self-serve format allowing guests to create their own favorite snack.

Management believes that these characteristics may provide us with the ability to compete successfully in this industry.

Growth Strategy

The Company’s growth strategy is to maximize its market share and market penetration through the development of company-owned, franchise-owned and joint-venture cafés.  Based on an analysis of population statistics, the Company believes that an estimated 3,000 U-Swirl cafés could be opened in the United States.  These estimates are based on a variety of factors including total population, population density, drive-time and other factors related to consumer convenience, consumer demand, local market competition and other relevant factors.  In addition, we believe that foreign markets represent expansion opportunities as well.

There can be no assurances that we can or will be able to successfully develop and operate the estimated 3,000 potential cafés in the United States.  Similarly, other risk factors identified herein could adversely impact our ability to fully develop the forecasted market opportunity.

Franchise Marketing

Our marketing strategy for establishing multi-unit franchises is initially to contact individuals or entities that have previously developed franchises with our management team in other concepts.  We intend to leverage established relationships and to create new relationships with management teams with the proper knowledge, experience, and access to financial resources necessary to successfully develop and operate a U-Swirl franchise in a timely fashion.  We believe that we have an advantage in franchise development because the people we have targeted have worked successfully with our management team in the past, shortening the learning curve and accelerating entry to the market.  Specifically, Henry Cartwright, our President and Chief Executive Officer, has had significant experience in developing franchise concepts and has maintained current contact with former franchisees.  We believe that these contacts will assist us in identifying qualified candidates to operate multi-unit franchises.

We are seeking individuals or groups with the skills and financial strength to operate multi-unit franchise organizations within specific geographic territories.  We anticipate a franchise territory will consist of areas that are either cities or counties depending on population.

We will consider the skills and investment capital that each potential multiple franchise owner presents to determine the size and nature of the territory and the minimum number of U-Swirl locations that the franchise owner will be required to maintain in the territory in order keep the exclusive rights to that territory.  We consider the appropriate number of locations in an area to be one café per 100,000 people and then set the minimum number of locations at half the amount.  For example, a negotiated territory with a population of 2,000,000 should support 20 U-Swirl cafés and a franchisee of that territory would be required to open a minimum of 10 cafés over 5 years to maintain exclusivity.  Franchisees will not be restricted from opening additional cafés beyond the minimum for their territory.

Area Development Agreements

We have elected to pursue a development strategy focused, where appropriate, on the execution of area development agreements (“ADAs”) with qualified area developers that possess, or have the ability to secure in a timely manner, the experience, knowledge and abilities, established market knowledge and relationships, capital resources, and the skills necessary to develop multiple locations in a market.  Prior to the execution of an ADA, we determine the minimum number of cafés that must be developed within a territory.  A territory will consist of one or more metropolitan or micropolitan1 statistical areas.  A standard form ADA generally provides for the following:
•	Term: Until the end of the development schedule, generally ten years;
•	Development Exclusivity: The ADA provides for limited and conditional development exclusivity for the area covered by the ADA. The exclusivity does not apply to:
•	Non-traditional café types (such as shopping mall food court or airport locations), or
•	Cafés acquired by the Company pursuant to a merger or acquisition;
•
Minimum Development Required:  A standard form ADA requires the area developer to develop a pre-determined number of locations within the territory on an annual basis for each year during the term of the ADA; and

•	Rights of Renewal: The ADA may be renewed if the area developer has not committed a material breach of the ADA or an underlying franchise agreement.

Our requirements for qualified area developers will result in fewer franchisees in our system but we believe that the area developer will generally be able to create more value for the U-Swirl network by implementing more comprehensive, responsive and competitive development, operations and marketing strategy and programs.

Franchise Development and Operations

The estimated initial investment for a U-Swirl franchise is $350,000 to $455,000, exclusive of real estate costs.  Franchisees pay an initial franchise fee of $15,000 for a single unit.  Area developers pay a development fee of $15,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number is that number of cafés we determine should be opened in the development area.  The development fee is applied to the initial franchise fee to be developed under the agreement at a rate of $15,000 for the first franchise and $5,000 per franchise thereafter.  The development fee is not refundable.

_____________________

1 As defined by the United States Census Bureau, a micropolitan area is the area (usually a county or grouping of counties) surrounding and including a core city with population between 10,000 and 49,999 (inclusive). Suburbs of metropolitan areas are generally not considered to be micropolitan core cities, although they can be if they are in another county from the metropolitan core.

Franchisees pay a 3% royalty on monthly net sales and may pay an additional 2% to support national and regional advertising efforts once we determine that the system has grown to a sufficient size to warrant these efforts.  We require franchisees to dedicate at least 1% of net sales to local advertising.

Under the U-Swirl system, each café must conform to a standard of interior design, featuring a distinctive and comfortable décor.  The minimum size for a typical U-Swirl café is 1,600 square feet, but cafés in malls, kiosks or other unique locations may be smaller.  Under the terms of the franchise agreement, franchisees are required to obtain our approval of the café site, build out the space in accordance with our standards, satisfactorily complete training, and purchase certain equipment and supplies from us or our approved suppliers.  Franchisees are also required to purchase a point-of-sale system that meets U-Swirl system standards and to establish and maintain high-speed Internet access from a service provider meeting the minimum specifications established by us.  All goods sold by our franchisees must be purchased through us or through our approved suppliers that have met our specifications and standards.  Specifically, the yogurt sold in U-Swirl cafés must meet the criteria established by the National Yogurt Association for live and active culture yogurt.

Currently, all of the frozen yogurt served in our cafés is purchased from YoCream International, Inc. and all of the frozen yogurt dispensing equipment is purchased from Taylor Company.  We source toppings and supplies from local area distributors.  We believe that all of these items are readily available from other sources.

Each franchise agreement has a ten-year term and may be renewed for up to two additional ten-year terms.  Transfers by the franchisees are permitted with our approval, but we have a first right of refusal to purchase the franchise business.  Upon termination of the franchise agreement, we have the option to purchase the assets used in the franchise business at fair market value.

Market Development

We have, since the launch of the U-Swirl concept, focused our development efforts on company-owned cafés in the Las Vegas metropolitan statistical area.  Our growth strategy is dependent on the successful execution of a comprehensive market development plan.  This strategy has enabled us to focus on monitoring the café level operations and effectiveness of various programs and making necessary adjustments.

We are currently engaged in developing additional market development plans.  These plans will be used to develop company-owned, franchise-owned and joint-venture locations.  We are currently reviewing additional markets and will prioritize these markets based on a variety of factors including maximizing distribution channel and management efficiencies, executing area development agreements and other factors.

We launched our new market development initiatives in October 2009 with the expansion of our management team that includes professionals experienced in the development of restaurant and retail concepts on a national level.  Comprehensive data gathering and analysis incorporates consumer demographic densities and characteristics, psychographic data, traffic counts and flow, short-term and long-term market development trends, proximity to community points-of-interest, local competitors and site availability.  Once we identify available sites that meet or exceed our criteria, we apply another round of scrutiny.  These criteria include, but are not limited to, site visibility, ingress and egress, size, location within the shopping center, tenant mix and rent factors.

Personnel Development

The Company believes that a critical factor in the successful development and operation of each U-Swirl café is the development of café personnel.  To meet this need, the Company has developed a comprehensive U-Swirl training program that all café personnel are required to complete. The training requirement applies to all U-Swirl cafés including company-owned, franchise-owned and licensed U-Swirl cafés.  The training program addresses all key areas of café operations

In addition to its café personnel, the Company requires that all non-café employees successfully complete the U-Swirl training program.  This ensures that all non-café personnel that support our café operations are fully aware of issues relating to successful retail operations and maximizing customer satisfaction.

Point-of-Sale System

The Company utilizes a point-of-sale system which provides a vast array of reports that tracks key metrics and performance measures.  The Company’s café managers and management team utilize the data to measure and monitor café performance and effectiveness of advertising and promotion programs.  The Company continues to refine its reporting package to ensure timely and accurate reporting and trend analysis that is used to accomplish various objectives to maximize profitability, for each café and in the aggregate, including:
•	Developing and implementing cost-effective new customer acquisition and customer loyalty programs;
•	Achieving and maintaining target cost of sales and labor costs and gross margins;
•	Incorporating café performance analytics with other relevant factors to refine criteria to provide predictive indicators for purposes of site selection for future cafés; and
•	Forecasting future performance.

Key data tracked and analyzed includes, but is not limited to:
•	Product sales and sales mix;
•	Customer and transaction counts; and
•	Employee labor hours.

Trademarks and Copyrights

In connection with our U-Swirl operations, the following marks have been registered with the U.S. Patent and Trademark Office:
•	“U-swirl FROZEN YOGURT and Design”;
•	“U-SWIRL FROZEN YOGURT”;
•	“U-SWIRL”;
•	“U and Design”; and
•	“WORTH THE WEIGHT”.

Government Regulation

We are subject to various federal, state and local laws affecting our business.  Our cafés must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the café is located.  Moreover, federal Food and Drug Administration regulations require yogurt to have two types of bacteria, lactobacillus bulgaricus and streptococcus thermophilus.  There are no federal standards for any kind of frozen yogurt, although some have been proposed.  A majority of the states have adopted standards that are either specific to frozen yogurt or cover frozen desserts generally.  These standards address some or all of the following:  milkfat content, milk solid content, acidity, bacteria count and content and weight.

We are also subject to federal and state laws governing employment and pay practices, overtime, tip credits and working conditions.  The bulk of our employees are paid on an hourly basis at rates related to the federal and state minimum wages.  Additionally, we are subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger.  Under the Americans with Disabilities Act, we could be required to expend funds to modify our cafés to better provide service to, or make reasonable accommodation for the employment of disabled persons.  We continue to monitor our facilities for compliance with the Americans with Disabilities Act in order to conform to its requirements.  We believe future expenditures for such compliance would not have a material adverse effect on our operations.

The franchises that we offer are subject to federal and state laws pertaining to franchising.  These laws require that certain information be provided to franchise prospects at certain times and regulate what can be said and done during the offering process.  Some states require the franchise offering circular to be registered and renewed on an annual basis.

Employees

Our U-Swirl cafés have approximately five full-time employees and 35 part-time employees that work various shifts.  The cafés are open seven days per week generally from 11:00 a.m. to 11:00 p.m. or midnight.  In addition to the employees at the cafés, we had five full-time employees as of December 31 2009, consisting of our chief executive officer and one person for each of the following functions: café site selection and build out, franchise sales, café operations and administration.  Our Vice President of Real Estate is a part-time employee.

Previous Operations

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

In December 2006, we entered into an area representative agreement that gave us the exclusive right to develop EVOS restaurants in a 12-state territory.  To maintain our exclusivity in the territory, we were required to open a minimum number of restaurants within certain timeframes through 2016.  These restaurants could be opened by us or by franchise owners that we identified and solicited.  From December 2006 to June 2007, we engaged in a second private placement of 389,450 shares of common stock, resulting in net proceeds of $1,552,127.  These proceeds were used to repay related party loans, pay some of the expenses of our initial public offering, and fund our efforts to solicit franchise owners for our territory.  A portion of these proceeds were also used to open another restaurant.  During this period, we improved our operations at the Henderson restaurant and began to build the infrastructure necessary to support the operation of multiple restaurants.

In March 2008, we completed an initial public offering of 1,000,000 units, each unit consisting of one share of common stock, one Class A warrant and two Class B warrants, resulting in net proceeds of $4,002,840.  The net proceeds of the offering were intended to be used to open six company-owned EVOS restaurants in the Las Vegas MSA during the following 12 to 18 months, as well as for marketing expenses, franchise development and working capital.  We opened our second restaurant in the Las Vegas MSA in December 2008, and our EVOS sub-franchisee in California opened its first restaurant in November 2008.

After experiencing continued operating losses with our EVOS restaurants, we decided to diversify into another healthy fast food concept and acquired the worldwide rights to U-Swirl Frozen Yogurt on September 30, 2008.  Effective July 1, 2009, we ceased operating under the EVOS franchise and area development agreements and operated our two restaurants under a concept known as “Fresh and Fast.”  We closed these restaurants in August 2009.

Despite the losses incurred in connection with the operation of our EVOS and Fresh and Fast restaurants, we believe that the demand for high-quality healthy foods is increasing.  We believe that the economic downturn in the Las Vegas area was the primary reason for the lack of success of our EVOS and Fresh and Fast restaurants, and not the healthy focus of the menu.

Item 1A.      Risk Factors

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.         Properties

Facilities

Our principal offices are located at 1075 American Pacific, Suite C, Henderson, Nevada 89074.  These offices are leased by a company owned by Terry A. Cartwright, one of our founders and officers.  We pay rent of $2,000 per month for the use of this space.

The leases for our café operations range from approximately 1,600 to 3,000 square feet.  The leases are generally for five-year terms with options to extend.

Item 3.         Legal Proceedings

There are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened that are deemed material to our business or us.

Item 4.         (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol “HFFI.”  Our units began trading on March 19, 2008, under the symbol “HFFIU.”  Each unit consisted of one share of common stock, one redeemable Class A warrant, and two non-redeemable Class B warrants, each warrant to purchase one share of common stock.  The common stock and warrants traded as a unit for 30 days from March 19, 2008 to April 17, 2008, after which the common stock and warrants began trading separately.

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal years ended December 31, 2008 and 2009.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2008 Fiscal Year:
June 30, 2008	$4.00	$3.05
September 30, 2008	$2.90	$1.75
December 31, 2008	$1.75	$0.50

2009 Fiscal Year:
March 31, 2009	$0.60	$0.30
June 30, 2009	$1.00	$0.60
September 30, 2009	$1.95	$1.00
December 31, 2009	$1.90	$1.40

On March 29, 2010, the closing price for the common stock on the OTCBB was $0.70 per share.

Holders and Dividends

As of March 31, 2010, there were 85 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2009, we issued 99,242 shares of common stock to five officers and consultants for services valued at $161,461.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

We also sold 141,000 shares of common stock for net proceeds of $172,334 to 11 accredited investors and issued 21,244 shares of common stock to one accredited investor in consideration for debt forgiveness of $26,555.  We relied upon exemptions from registration contained in Rule 506 of Regulation D under the Securities Act, as all of the investors were accredited investors, and Section 4(2) of the Securities Act.

Use of Proceeds

On March 25, 2008, the registrant completed its initial public offering for net proceeds of $4,002,840.  All of the expenses of the offering, totaling $1,097,160, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Through December 31, 2009, $3,579,000 of the net proceeds had been used as follows:  $460,000 for the buildout of the new EVOS restaurant located in Las Vegas, NV; $1,977,000 for five U-Swirl restaurants (purchase and installation of equipment); $250,000 to fund U-Swirl International, Inc.; and $892,000 towards corporate overhead and operating loss of the restaurants (working capital).

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

Shortly after signing a franchise agreement in December 2005 to operate an EVOS restaurant in Henderson, Nevada, we engaged in a private placement to raise the capital necessary to open the restaurant.  We sold 300,000 shares of common stock in the private placement, resulting in net proceeds of $544,878.  These proceeds, together with loans from related parties, were used to build out, open and operate the restaurant, which opened in October 2006.

In December 2006, we entered into an area representative agreement that gave us the exclusive right to develop EVOS restaurants in a 12-state territory.  To maintain our exclusivity in the territory, we were required to open a minimum number of restaurants within certain timeframes through 2016.  These restaurants could be opened by us or by franchise owners that we identified and solicited.  From December 2006 to June 2007, we engaged in a second private placement of 389,450 shares of common stock, resulting in net proceeds of $1,552,127.  These proceeds were used to repay related party loans, pay some of the expenses of our initial public offering, fund our efforts to solicit franchise owners for our territory, and open another restaurant.

In March 2008, we completed an initial public offering of 1,000,000 units, each unit consisting of one share of common stock, one Class A warrant and two Class B warrants, resulting in gross proceeds of $5,100,000 and net proceeds of $4,002,840.  The net proceeds of the offering were intended to be used to open company-owned EVOS restaurants in the Las Vegas metropolitan statistical area (the “Las Vegas MSA”) during the following 12 to 18 months, as well as for marketing expenses, franchise development and working capital.  We opened our second restaurant in the Las Vegas MSA in December 2008, and our EVOS sub-franchisee in California opened its first restaurant in November 2008.

After experiencing continued operating losses with our EVOS restaurants, we decided to diversify into another healthy fast food concept and acquired the worldwide rights to U-Swirl Frozen Yogurt (“U-Swirl”) on September 30, 2008.  We intend to build and operate cafés to be owned and operated by us (“company-owned”) and to franchise to others the right to own and operate U-Swirl cafés pursuant to either (a) a license agreement as a U-Swirl licensee, (b) a franchise and area development agreement as a U-Swirl franchisee, or (c) a joint venture agreement as a U-Swirl joint-venture partner.

We opened our first company-owned U-Swirl café in the Las Vegas MSA in March 2009, and we have since developed five more company-owned cafés in the Las Vegas MSA.  In addition, the original U-Swirl café in Henderson, Nevada, continues to operate as a franchisee.

In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  In addition, we have signed area development agreements for the development of a minimum of three cafés in the Phoenix metropolitan statistical area by November 2010 and a total of 23 cafés during the ten-year term of the agreement, and for the development of a total of three cafés in Monmouth County, New Jersey, by February 2013.

We were not successful with the EVOS concept and ceased operating those restaurants under the EVOS concept in July 2009.  After briefly operating under a concept known as “Fresh and Fast,” we closed the two restaurants in August 2009, and have reflected activities related to this concept as discontinued operations in our financial statements.  Prior periods have been restated to conform to the current presentation.

Results of Operations

Year Ended December 31, 2009.  For the year ended December 31, 2009, our U-Swirl cafés generated $1,322,663 in sales, net of discounts.

Our café operating costs, excluding pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $1,021,445, or 77% of net sales revenues, resulting in café operating profit of $301,218.

We also generated revenues of $15,000 from the sale of a franchise and $3,731 of royalty income.

We did not have any U-Swirl cafés in operation in 2008, except for a franchised location which does not pay us any royalties.  Accordingly, there were no revenues or café operating costs in 2008, except for $20,059 of occupancy and related expenses incurred in connection with the first company-owned café which had been leased by the end of 2008.

Marketing and advertising expenses were $129,302 for the 2009 period as compared to $41,127 for the 2008 period, as we opened five company-owned U-Swirl cafés during that time.  The 2009 amount included $24,161 of stock issued to our public relations firm.

For the year ended December 31, 2009, general and administrative expense increased by $60,385 (11%) due to increased U-Swirl operations.  The largest components of general and administrative expenses for the 2009 fiscal year were accounting fees ($69,805), administrative salaries and payroll taxes ($31,638), consulting fees ($73,408), insurance ($40,055), legal fees ($102,656), supplies ($75,675), and travel ($33,086).

Officer compensation for the 2009 fiscal year increased by $275,233 (86%), as we paid salaries to all of our officers during 2009.  Salaries were not paid to all of our executive management team until the last quarter of 2008.  The 2009 expense included $142,300 of stock issued to our officers.

We discontinued the services of our investor relations firm in December 2008, and there were no investor relations fees paid in 2009.  We incurred $184,740 of investor relations fees in 2008, as we hired a financial public relations firm in conjunction with our becoming a public company.  Of this amount, $101,342 was the value of warrants to purchase 60,000 units issued to the public relations firm as part of its compensation.

Depreciation and amortization expense increased significantly from $2,864 to $133,558, reflecting our increased base of leasehold improvements, property and equipment due to the operation of the new cafés.

As described above, we accounted for the “Fresh and Fast” concept divestiture as “discontinued operations.”  We wrote off all of our assets related to the EVOS restaurant concept, such as leasehold improvements, cash, rent deposits, prepaid franchise fees and inventory, resulting in a loss on disposal of fixed assets of $1,119,451 and a total loss on discontinued operations of $1,223,672, as compared to a loss of $378,430 for the 2008 period.  At the time of closure, we were liable for the leases of the two abandoned restaurants for a period of 21 months on one location and 48 months on the other.  In November 2009, we reached an agreement with the landlord of the location with the longer lease term and settled the liability for 21,244 restricted shares of our common stock, valued at $26,555.  We are negotiating with the other landlord.

As a result of the above, our net loss for the year ended December 31, 2009 was $2,363,595, as compared to a loss of $1,603,166 for the comparable 2008 period.

Liquidity and Financial Condition

As of December 31, 2008.  At December 31, 2008, we had working capital of $3,297,262 and cash of $3,335,740, as a result of completing our initial public offering in March 2008.

We received net proceeds of $4,002,840 from the initial public offering.  During the 2008 fiscal year, we used $379,980 for investing activities, of which $239,980 was used for the purchase of fixed assets and $140,000 was paid to EVOS USA, Inc. for the extension of our build-out deadline.  Due to a net loss of $1,603,166, we used $1,219,836 of cash for operating activities.  The principal adjustments to reconcile the net loss to net cash used by operating activities were share-based compensation of $101,342 as a result of a warrant issued to our investor relations firm, and $180,000 for the shares issued to acquire the U-Swirl Frozen Yogurt concept.

As of December 31, 2009.  At December 31, 2009, we had working capital of $378,475 and cash of $516,925.  In 2009, we sold 141,000 shares of common stock in a private placement for net proceeds of $172,334.

We had a net loss of $2,363,595, and operating activities used cash of $750,309.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $133,558, share-based compensation of $161,461, and the loss on disposal of the Fresh and Fast restaurant fixed assets of $814,849.

We used $2,236,636 for investing activities, of which $2,125,318 was used to purchase fixed assets, $51,362 for deposits on leased premises, and $58,475 for prepaid lease expense in connection with our U-Swirl operations.   Leasehold improvements, property and equipment, net of accumulated depreciation, was $2,056,346 at

December 31, 2009, as compared to $64,586 at December 31, 2008.  In addition, prepaid expenses, deposits and other assets were $147,814, $56,762 and $58,475, respectively, at December 31, 2009, as compared to $23,495, $5,400 and $-0-, respectively, at December 31, 2008.

Due to the increased number of company-owned U-Swirl café locations, deferred rent was $355,756 at December 31, 2009, as compared to $20,059 at December 31, 2008.  The difference between the rent expense and the actual amount payable under the terms of the lease is recorded as deferred rent.

At December 31, 2009, we recorded $100,000 of deferred revenue in connection with the development fee from an area development agreement signed in November 2009.  Pursuant to the terms of the agreement, we will recognize $15,000 in franchise fee revenue upon the opening of the first café within the developer’s territory, and $5,000 in franchise fee revenue upon the opening of each subsequent restaurant with the developer’s territory.

Going Concern

In its report prepared in connection with our 2009 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $2,363,595 for the year ended December 31, 2009 and accumulated losses of $5,040,639 since inception, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend on the duration of the current economic downturn, our ability to reduce our overhead expenses to match our revenue flow, our ability to raise additional capital to meet any shortfalls from operations, and our ability to increase sales of new franchises.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of December 31, 2009:
	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$17,990	$6,542	$11,448	$--	$--
Operating lease obligations	1,847,670	332,791	737,700	611,313	165,866
Total	$1,865,660	$339,333	$749,148	$611,313	$165,866

Plan of Operations

In addition to the obligations disclosed in the above table, we expect to spend additional amounts to open U-Swirl cafés during the fiscal year ending December 31, 2010 if we are successful in obtaining additional capital.  These new cafés may be built, operated and owned by us as company-owned cafés, by others pursuant to franchise or license agreements, or by us with other parties in one or more joint venture arrangements, or through a combination of these methods.  The number of cafés that we can open will depend upon the amount of capital that we obtain.  Because of the commitments contained in the area development agreements with our two area developers, we plan to have at least 12 U-Swirl cafés operating by the end of 2010.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We have no minimum purchase commitments with our vendors.  As of December 31, 2009 and 2008, inventories consisted of the following:  food and beverages $23,280 and $-0- (restated), and non-foods $38,378 and $15,100 (restated), respectively.  We did not incur any significant charges to cost of sales for spoilage during fiscal 2009 or 2008.

Leasehold improvements, property and equipment.  Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in “Gain or Loss from Operations.”

U-Swirl cafés currently under development are accounted for as construction-in-process.  Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset.  Construction-in-process is valued at the lower of cost or market.  Management evaluates the market value of our cafés on a periodic basis for impairment.  As of December 31, 2009 and 2008, construction-in-process totalled $211,622 and $-0-, respectively.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  At December 31, 2009 and 2008, deposits consisted of security deposits for multiple locations totalling $56,762 and $5,400 (restated), respectively.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We recorded U-Swirl franchise fee revenue of $15,000 and $-0- during the years ended December 31, 2009 and 2008, respectively.

Costs and expenses are recognized during the period in which they are incurred.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis.  This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on our consolidated financial statements.

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

•
Another valuation technique that is consistent with the principles of FASB ASC 820; examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods beginning after August 2009. ASC 820 does not have an impact on our financial position or results of operations.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” FASB ASC 105 establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. The effective date of ASC 105 is for interim and annual reporting periods ending after September 15, 2009. ASC 105 does not have an impact on our financial position or results of operations as it does not change authoritative guidance.

In May 2009, the FASB issued ASC 855, “Subsequent Events.”  FASB ASC 855 provides guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The date through which any subsequent events have been evaluated and the basis for that date must be disclosed. FASB ASC 855 requires that we disclose the analysis of subsequent events through the date that our financial statements are issued. FASB ASC 855 also defines the circumstances under which an entity should recognize such events or transactions and the related disclosures of such events or transactions that occur after the balance sheet date. The effective date of FASB ASC 855 is for interim or annual financial periods ending after September 15, 2009.

In April 2009, the FASB issued ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which expands the fair value disclosures for all financial instruments within the scope of FASB ASC 825-10-50 to interim reporting periods. We have adopted FASB ASC 825-10-65, and it is effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65 does not have an impact on our financial position or results of operations as it focuses on additional disclosures.

In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FASB ASC 820-10-65-4 is an amendment of FASB ASC 820-10, “Fair Value Measurements.” FASB ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. FASB ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period. We have adopted FASB ASC 820-10-65-4, which is effective for interim and annual reporting periods ending after June 15, 2009. ASC 820-10-65-4 does not have a material impact on our financial position or results of operations.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our President, Chief Executive Officer and interim Chief Financial Officer, Henry R. Cartwright.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
Since the resignation of our chief financial officer in October 2009, we rely on external consultants for the preparation of our financial statements and reports.  As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

•	Our disclosure procedures are not followed consistently throughout the organization.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13-a-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officer has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

•	While accounting procedures have been adopted, compliance with such procedures has been inconsistent, particularly with regard to appropriate documentation at the entry level.

•	While we had an Audit Committee in existence during 2009, it exercised little entity control over our financial statements.

•	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officers must rely on such documentation.

As a result of these deficiencies in our internal controls, our officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

During fiscal 2010, we will implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this annual report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees, and their ages as of December 31, 2009, are as follows:

Name	Age	Position
Henry E. Cartwright	70	Chairman of the Board, President, Chief Executive Officer, interim Chief Financial Officer and Director
Phillip deMena	70	Vice President of Real Estate
Ulderico Conte	40	Vice President of Franchise Development
Terry A. Cartwright	48	Vice President of Café Development
Dana Cartwright	49	Corporate Trainer/Manager
Sam D. Dewar	64	Director
Gregory R. Janson	38	Director

The term of office of each director ends at the next annual meeting of our stockholders or when such director’s successor is elected and qualifies.  The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer’s successor is elected and qualifies.

Henry E. Cartwright has been our Chairman of the board of directors, President and Chief Executive Officer since April 2007 and was one of our founders.  From October 2002 to April 2007, he was semi-retired and a private investor in numerous real estate and lending transactions and other ventures.  Mr. Cartwright served as Chairman of the board of directors of Major Video Corp. from December 1982 until its merger with Blockbuster Entertainment Corporation in January 1989.  During his tenure, Major Video had over 20 multiple unit franchisees in 28 states and Canada.  In September 1993, Mr. Cartwright founded Back to the 50’s, Inc., a company that sold 50’s and 60’s memorabilia through a mail order catalog and showroom.  Back to the 50’s, Inc., was acquired by Crowne Ventures, Inc. in November 1995.  Mr. Cartwright served as a Director of Crowne Ventures, Inc., from 1995 until he resigned in April 1998.  He served as Chairman of the board of directors of Americabilia.com, Inc. (now known as Seaena, Inc.), from September 1999 to October 2002.  Americabilia was engaged in direct Internet merchandising of American-themed collectibles, gifts and memorabilia.  Mr. Cartwright also had similar management responsibilities with franchised concepts such as Taco Boy, a Mexican fast food company; Olde English Fish and Chips; Mom’s Ice Cream; and Pizza Hut. He is the father of Terry A. Cartwright and Dana Cartwright.  We have concluded that Mr. Cartwright should serve as a director because of his previous management experience with franchised concepts

Phillip deMena has been our Vice President of Real Estate since October 2009.  Mr. deMena is a founding partner of Concept Consulting, Inc. and has been its Chairman since November 2008.  He served as the Vice President of Real Estate for the ZED451 concept with Tavistock Restaurants LLC from February 2008 to October 2008 and as the Vice President of Real Estate for Ruth Chris Steakhouse Inc. from November 2005 to December 2007.  He has also consulted on the expansions of Baja Fresh Mexican Grill and Quiznos.  From 1997 until 1999, he served as Senior Vice President of Home USA during a period that included an initial public offering on the New York Stock Exchange and the vertical integration of the US manufactured housing industry.  From 1988 until 1997, Mr. deMena held positions as a senior officer for various industry leaders including Kenny Rogers Roasters, Papa John’s USA and Blockbuster Entertainment where he oversaw 700 Papa John’s openings and 1,700 Blockbuster openings.  From 1983 until 1988, Mr. deMena served as director of corporate development for KFC.

Ulderico Conte has been our Vice President of Franchise Development since April 2007 and was one of our founders.  From June 2005 to November 2005, he researched various restaurant concepts before deciding on the EVOS concept and forming the Company.  He served as our Vice President, Secretary and a Director from inception to April 2007.  Mr. Conte was the President and Principal of PIN Financial LLC, a FINRA member investment banking firm from May 2005 to February 2009.  From October 2004 to May 2005, he worked as an institutional trader with Garden State Securities.  He served in a similar role with Tradition Aisle Securities from February 2003 to October 2004.  Until 2003, Mr. Conte owned and operated Stone Harbor Financial Services, LLC, a securities broker-dealer firm.  Following the events of September 11, 2001, he made substantial personal loans to support Stone Harbar and pay its employees.  Stone Harbor ceased doing business in 2003 and Mr. Conte filed for personal bankruptcy in October 2003.  He received a Bachelor’s degree in Business from Rider University and a Master’s degree in Business Administration from the University of Phoenix.

Terry A. Cartwright has been our Vice President of Café Development since April 2007 and was one of our founders.  Since May 2002, he has served as President of Gold Key, Inc., d/b/a Monster Framing, a wholesale custom picture and art manufacturing company specializing in hotels, timeshares, condos and retail shops.  Since 1989, he has served as Vice President and Director of Operations for MV Entertainment, a franchisee of Blockbuster Entertainment Corp., with stores in Southern California.  From 1985 until 1989, he served as the Director of New Store Development for Major Video Corp.  Mr. Cartwright attended the University of Nevada at Las Vegas.  He is the son of Henry E. Cartwright and the brother of Dana Cartwright.

Dana Cartwright has been our Corporate Trainer since October 2006.  From January 1991 to October 2006, she was the Secretary and Manager of MV Entertainment, Inc., a Blockbuster video store franchisee located in Henderson, NV.  She is the daughter of Henry E. Cartwright and the sister of Terry A. Cartwright.

Sam D. Dewar has been a director since June 2007.  He has been the President and CEO of Natural Harmony Foods, Inc., since he founded that company in January 2002.  Natural Harmony Foods is an independent food company based in Fort Lauderdale, FL, that develops and markets natural meat products blended with soy protein that are lower in fat.  Mr. Dewar has been involved in the food industry since 1970.  His experience includes ten years with Campbell Soup Company as the General Manager of the Pepperidge Farm Biscuit Division from

1970 to 1980, and eight years with Mars, Inc. as the President of the Snackmaster division from 1980 to 1988.  He received a Bachelor’s degree from Duke University and a Master’s degree in business from the University of Pennsylvania Wharton School.  We have concluded that Mr. Dewar should serve as a director because of his experience in the food industry and his training in business.

Gregory R. Janson has been a director since inception in November 2005 and was one of our founders.  He served as our President and Treasurer from inception to April 2007, our corporate secretary from April 2007 to April 2009, and our Vice President of Franchise Support from March 2009 to August 2009.  Mr. Janson is the co-founder of PIN Financial LLC and has been the vice president of that FINRA member investment-banking firm since May 2004.  Mr. Janson received his bachelor’s degree in finance from Hofstra University.  We have concluded that Mr. Janson should serve as a director because of his background in finance.

No directorships are held by any director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

All of our officers work full-time for the company, with the exception of Mr. deMena, who devotes the time necessary to conduct market research and planning, and site evaluation and negotiation as required by the Company.

Committees

As Sam D. Dewar is considered our only independent director at this time, the entire board of directors, rather than committees, acts on various items.

Conflicts of Interest

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us.  Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2009, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.       Executive Compensation

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our last two completed fiscal years, and our other executive officers that had total compensation of $100,000 or more for our last completed fiscal year (the “Named Officers”).  Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Henry E. Cartwright, President and CEO	2009 2008	84,000 19,385	18,300 -0-	4,886 (1) -0-	107,186 19,385
Ulderico Conte, Vice President of Franchise Development	2009 2008	83,133 67,224	18,300 -0-	14,824 (2) 12,363	116,257 79,587
________________
(1)	Consists of health insurance premiums paid for Mr. Cartwright
(2)	Consists of health insurance and dental insurance premiums paid for Mr. Conte and his family.

Employment Arrangements

Except as described below, the Company’s officers are each considered an employee-at-will, and neither the Company nor its officers are obligated to the other party for the continuation of employment or the payment of compensation or benefits.

We have been paying the following monthly compensation to officers of the Company since September 1, 2009:

•	Henry E. Cartwright - $7,000 and 3,000 shares of common stock;
•	Ulderico Conte - $7,000 and 3,000 shares of common stock; and
•	Terry A. Cartwright - $5,000 and 5,000 shares of common stock.

Prior to September 1, 2009, we paid only cash compensation.

There are no written employment agreements with any of these officers.  The shares granted as compensation are not subject to any vesting requirements.

In our agreement with Mr. deMena, we have agreed to pay his consulting firm a market development fee of $5,000 upon the commencement of a strategic market plan for each metropolitan statistical area and each micropolitan statistical area, as well as a bonus of $5,000 for each executed lease that he has negotiated.

The following table set forth information regarding the outstanding equity awards as of December 31, 2009 for our Named Officers.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry E. Cartwright	53,125 (1)	-0-	4.40	6/30/2012
Ulderico Conte	31,250 (1)	-0-	4.40	6/30/2012
_________________
(1)	These options were granted on June 30, 2007. Half of the options granted vested March 1, 2008 and the remaining half vested March 1, 2009.

During the fiscal year ended December 31, 2009, there were no exercises of stock options by the Named Officers.

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  We do not pay any cash compensation to any of our non-employee directors for their service on the board.  In 2007, we granted each of our non-employee directors options to purchase up to 25,000 shares of common stock, exercisable at $4.40 per share.  The options are exercisable until June 30, 2012 and vested as to 25% upon date of grant (June 30, 2007) and 75% one year from date of grant (June 30, 2008).  We did not pay any compensation to our directors for the fiscal years ended December 31, 2008 and 2009.

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

As of December 31, 2009, 395,000 options were outstanding under the Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, as of March 30, 2010 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2010 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (2)
Chester L.F. Paulson and Jacqueline M. Paulson (3)	306,000	9.9%
Paulson Family LLC (3)	306,000	9.9%
Paulson Capital Corp. (3)	306,000	9.9%
Paulson Investment Company, Inc. (3)	306,000	9.9%
Ulderico Conte (4)	225,250	8.0%

Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (2)
Gregory R. Janson (5)	206,250	7.3%
Henry R. Cartwright (6)	198,250	6.8%
Terry A. Cartwright (7)	133,750	4.7%
Dana Cartwright (8)	75,000	2.7%
Sam D. Dewar (8)	25,000	*
Phillip deMena	2,000	*
All directors and officers as a group (7 persons)(9)	865,500	28.3%
______________________
(1)
With the exception of Chester L.F. Paulson and Jacqueline M. Paulson, the address of those listed is c/o Healthy Fast Food, Inc., 1075 American Pacific #C, Henderson, Nevada 89074.  Paulson’s address is 811 SW Naito Parkway, Suite 200, Portland, OR 97204.

(2)	Based on 2,798,336 shares outstanding at March 30, 2010.

(3)
Due to their relationship to certain entities, including Paulson Investment Company, Inc., the representative of the underwriters of this offering ("PICI"), Chester L.F. Paulson and Jacqueline M. Paulson (together, the “Paulsons”) are deemed to be the indirect beneficial owners of warrants to purchase up to 306,000 shares of our common stock (the "IPO Warrants").  The Paulsons control and are the managing partners of the Paulson Family LLC ("PFAM"), which is the controlling shareholder of Paulson Capital Corp. ("PLCC").  As the controlling shareholder of PLCC, PFAM is deemed to be the indirect beneficial owner of any securities held by PLCC.  As the parent of PICI, PLCC is deemed to be the indirect beneficial of any securities held by PICI.  PICI is the direct beneficial owner of the IPO Warrants.

(4)	Includes 25,000 shares held by Mr. Conte’s wife, 31,250 shares issuable upon the exercise of vested options, and 5,000 shares issuable upon the exercise of warrants.

(5)	Includes 25,000 shares held by Mr. Janson’s wife and 31,250 shares issuable upon the exercise of vested stock options.

(6)	Includes 106,250 shares issuable upon the exercise of vested options.

(7)	Includes 15,000 shares held of record by Gold Key Management Corp., 31,250 shares issuable upon the exercise of vested options, and 1,500 shares issuable upon the exercise of warrants.

(8)	Includes 25,000 shares issuable upon the exercise of vested options.

(9)	Includes 250,000 shares issuable upon the exercise of vested options and 6,500 shares issuable upon the exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, December 31, 2009:

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

Office Space and Compensation

Our principal offices are located at 1075 American Pacific, Suite C, Henderson, Nevada 89074.  These offices are leased by a company owned by Terry A. Cartwright, one of our founders.  While we have used this space since 2007, we did not begin paying rent until 2009.  Through December 31, 2009, we have paid $17,000.  We currently pay $2,000 per month.

We pay Terry A. Cartwright monthly compensation of $5,000 and 5,000 shares of common stock.  Dana Cartwright is paid $4,000 per month.  Both are the adult children of Henry E. Cartwright.  Dixie Cartwright, the wife of Henry E. Cartwright, serves as our corporate secretary and is paid $1,500 per month.

Purchase of U-Swirl Frozen Yogurt Concept

On September 30, 2008, we acquired the worldwide rights to the U-Swirl Frozen Yogurt concept in exchange for 100,000 restricted shares of our common stock from a company then known as U-Swirl Yogurt, Inc. (now known as U Create Enterprises), which is owned by the grandchildren and family of Henry E. Cartwright.  The shares were valued at $180,000, based on the fair market value of the stock on the date of acquisition.  U Create Enterprises operates a frozen yogurt café in Henderson, Nevada, as our franchisee.  As part of the terms of the acquisition, we agreed that no franchise fees or royalties would be charged with respect to this location, as it will permit us to use the location as a training facility.  We did not obtain a formal valuation on the use of the Henderson location for training purposes, but we believed that being able to have our initial U-Swirl employees trained there and utilize the past experience of that location with respect to restaurant operation procedures and staffing, inventory and advertising was invaluable.  In addition, we granted U Create Enterprises the right to open additional locations in Henderson, Boulder City and Pahrump, Nevada.  U Create Enterprises will pay an initial franchise fee of $5,000 for each location and a 1% royalty on sales.  Had we charged royalties for the year ended December 31, 2009, we would have recognized $16,189.

Area Development Agreement with RMR Group, LLC

On February 15, 2010, we entered into an area development agreement with RMR Group, LLC for the Monmouth County, New Jersey, development area.  American Pacific Investments, Limited, which owns one-third of RMR Group, is a Nevada limited liability company whose members are Ulderico Conte, Terry A. Cartwright, Paul Heroy and Stan Cartwright.  Ulderico Conte and Terry Cartwright are officers of the Company and Terry Cartwright and Stan Cartwright are the adult children of Henry E. Cartwright.  RMR Group paid a $30,000 development fee, which was derived in accordance with our policy of $15,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number of units for the Monmouth County area was determined to be three.

Paulson Investment Company

Paulson Investment Company, Inc., the representative of the underwriters of our proposed secondary offering, holds warrants to purchase up to 306,000 shares of our common stock, which as of December 31, 2009 constituted 9.9% of the shares outstanding as computed for purposes of the ownership table under “Security Ownership of Certain Beneficial Owners and Management.”  The underwriting agreement provides that the representative will be paid a non-accountable expense allowance equal to 3% of the gross proceeds from the sale of the units offered, excluding any units purchased on exercise of the over-allotment option, and will be granted, for a period of 36 months beginning from the effective date of the registration statement covering the secondary offering, the right of first refusal to act as lead underwriter for any and all of our future public and private equity and debt offerings that gross up to $20 million, excluding ordinary course of business financings. Also, on completion of this proposed offering, we will issue to the representative warrants to purchase up to 370,000 units at a price per unit equal to 120% of the initial offering price of the units.  The representative’s warrants will be exercisable for units at any time beginning one year after the effective date of the registration statement covering the secondary offering, and will expire on the fifth anniversary of the effective date.   We have agreed to sell the units to the underwriters of this offering, including their representative, at an initial offering price equal to the initial public offering price of the units less the 10% underwriting discount.

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

Director Independence

As of the date of this annual report, our common stock is not listed on any exchange.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.  Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Capital Market’s requirements for independent directors (NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Sam D. Dewar is considered an independent director under the above definition.  As he is considered our only independent director at this time, the entire board of directors, rather than committees, acts on various items.

Item 14.  Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2008	$40,000	$2,700	$-0-	$-0-
2009	$66,000	$4,800	$-0-	$-0-

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Representative’s Purchase Warrants (3)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (5)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area
10.4	Area Development Agreement for Monmouth County, New Jersey
14.1	Code of Ethics for Chief Executive Officer (6)
14.2	Code of Ethics for Chief Financial Officer (6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
__________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2008, filed March 27, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHY FAST FOOD, INC.

Date: March 30, 2010	/s/ Henry E. Cartwright
Henry E. Cartwright, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry E. Cartwright	President, Chief Executive Officer, interim Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	March 30, 2010
Henry E. Cartwright

/s/ Sam Dewar	Director	March 31, 2010
Sam Dewar

Director
Gregory R. Janson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Healthy Fast Food, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Healthy Fast Food, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthy Fast Food, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s current liabilities exceed current assets and has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
March 31, 2010
Las Vegas, Nevada

HEALTHY FAST FOOD, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2009	December 31, 2008
ASSETS
		(RESTATED)
Current assets
Cash and cash equivalents	$516,925	$3,335,740
Accounts receivable	5,597	-
Accounts receivable from U-Create	1,481
Inventory	61,658	15,100
Prepaid expenses	147,814	23,495
Current assets from discontinued operations	8,426	100,113
Total current assets	741,901	3,474,448

Leasehold improvements, property and equipment, net	2,056,346	64,586
Leasehold improvements, property and equipment from
discontinued operations, net	-	814,849

Other assets
Deposits	56,762	5,400
Other assets	58,475	-
Other assets from discontinued operations	85,351	159,839
Total other assets	200,588	165,239

Total assets	$2,998,835	$4,519,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$203,665	$62,781
Accounts payable and accrued liabilities from discontinued
operations	154,953	110,202
Current portion of long-term debt	4,808	4,203
Total current liabilities	363,426	177,186

Deferred rent	355,756	20,059
Deferred revenue	100,000	-
Long-term capital lease	10,142	14,951
Long-term liabilities from discontinued operations	53,253	187,423

Total liabilities	882,577	399,619

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,761,336 and 2,518,350 shares issued and outstanding
at December 31, 2009 and 2008, respectively	2,761	2,518
Additional paid-in capital	7,154,117	6,794,179
Stock subscriptions receivable	-	(150)
Compensation payable in stock	19	-
Deficit	(5,040,639)	(2,677,044)
Total stockholders' equity	2,116,258	4,119,503

Total liabilities and stockholders' equity	$2,998,835	$4,519,122

HEALTHY FAST FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2009	December 31, 2008
		(RESTATED)
Revenues
Café sales, net of discounts	$1,322,663	$-
Franchise royalties and fees	18,731	-
Total revenues	1,341,394	-

Café operating costs
Food, beverage and packaging costs	398,699	-
Labor and related expenses	361,448	-
Occupancy and related expenses	261,298	20,059
Marketing and advertising	129,302	41,127
General and administrative	591,293	530,908
Officer compensation	594,038	318,805
Investor relations fees	-	184,740
Intellectual property acquired from related parties	-	180,000
Pre-opening costs	17,025	-
Depreciation and amortization	133,558	2,864
Total costs and expenses	2,486,661	1,278,503
Loss from operations	(1,145,267)	(1,278,503)

Interest expense	(2,347)	(220)
Interest income	7,691	53,987

Loss from continuing operations before income taxes	(1,139,923)	(1,224,736)
Provision for income taxes	-	-
Income from continuing operations	(1,139,923)	(1,224,736)
Discontinued operations:
Loss from operations of discontinued Fresh and Fast
restaurant component (including loss on disposal
of $1,119,451)	1,223,672	378,430
Income tax benefit	-	-
Loss on discontinued operations	(1,223,672)	(378,430)
Net loss	$(2,363,595)	$(1,603,166)

Earnings per share - basic
Loss from continuing operations	$(0.45)	$(0.56)
Loss from discontinued operations	(0.48)	(0.17)
Net loss per common share - basic and fully diluted	$(0.93)	$(0.73)

Weighted average common shares outstanding -
basic and diluted	2,536,995	2,186,110

HEALTHY FAST FOOD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Stock			Total
	Common Stock		Stock Payable		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity
Balance, December 31, 2007	1,418,350	$1,418	-	$-	$(150)	$2,511,097	$(1,073,878)	$1,438,487

Issuance of stock pursuant to unit offering
$5.10 per unit, net of underwriting fees of $510,000
and offering costs of $587,160	1,000,000	1,000			-	1,655,949	-	1,656,949
-Fair market value of 1,000,000 A warrants	-	-			-	1,119,628	-	1,119,628
-Fair market value of 2,000,000 B warrants	-	-			-	1,226,263	-	1,226,263

Fair value of share-based compensation	-	-			-	101,342	-	101,342

100,000 shares issued for U-Swirl intellectual property at $1.80/share	100,000	100			-	179,900	-	180,000

Net loss	-	-			-	-	(1,603,166)	(1,603,166)

Balance, December 31, 2008	2,518,350	2,518	-	-	(150)	6,794,179	(2,677,044)	4,119,503

Issuance of stock pursuant to unit offering
$1.25 per share, net of $3,916 offering costs
paid in cash	141,000	141	-	-	-	172,193	-	172,334

Fair value of share-based lease termination
agreement	21,244	21	-	-	-	26,534	-	26,555

Fair value of share-based officer and director
compensation	73,000	73	13,500	14	-	142,213	-	142,300

Fair value of share-based compensation	7,742	8	5,000	5	-	19,148	-	19,161

Write-off stock subscription receivable	-	-	-	-	150	(150)	-	-

Net loss	-	-	-	-	-	-	(2,363,595)	(2,363,595)

Balance, December 31, 2009	2,761,336	$2,761	18,500	$19	$-	$7,154,117	$(5,040,639)	$2,116,258

HEALTHY FAST FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2009	December 31, 2008
		(RESTATED)
Cash flows from operating activities:
Net loss	$(2,363,595)	$(1,603,166)
Adjustments to reconcile net loss to net
cash (used) by operating activities:
Depreciation and amortization	133,558	2,864
Amortization of franchise fees	-	-
Share-based compensation	161,461	101,342
Share-based lease termination agreement	26,555	-
Shares issued to acquire U-Swirl intellectual property	-	180,000
Loss on disposal of Fresh and Fast restaurant fixed assets	814,849	-
Changes in operating assets and liabilities:
Current assets from discontinued operations	91,687	(47,570)
Accounts receivable	(5,597)
Interest receivable	-	(88)
Inventory	(46,558)	(2,960)
Prepaid expenses	(124,319)	(6,653)
Other assets from discontinued operations	74,488	136,200
Accounts payable and accrued liabilities	140,884	6,086
Accrued interest - related parties	-	(1,844)
Accounts payable and accrued liabilities from discontinued operations	(89,419)	32,415
Deferred revenue	100,000	-
Deferred rent	335,697	(16,462)
Net cash (used) by operating activities	(750,309)	(1,219,836)

Cash flows from investing activities:
Due from U-Create Enterprises	(1,481)	-
Deposits	(51,362)	-
Other assets	(58,475)	-
Prepaid franchise fees	-	(140,000)
Purchase of fixed assets	(2,125,318)	(239,014)
Net cash (used) by investing activities	(2,236,636)	(379,014)

Cash flows from financing activities:
Net proceeds from issuance of common stock	172,334	4,002,840
Deferred offering costs	-	332,415
Payments on capital lease obligation	(4,204)	(4,783)
Net cash provided by financing activities	168,130	4,330,472

Net change in cash	(2,818,815)	2,731,622

Cash, beginning of period	3,335,740	604,118

Cash, end of period	$516,925	$3,335,740

Supplemental disclosure of cash flow information:
Interest paid	$2,347	$3,394
Taxes paid	$-	$-
Capital lease obligations for property and equipment	$-	$23,937
Number of shares issued for intellectual property	-	100,000
Value of shares issued for intellectual property	$-	$180,000

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept– On September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests a broad choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of December 31, 2009, U-Swirl International, Inc. owned and operated five U-Swirl Yogurt restaurants, sold one franchise, and sold one franchise area developer agreement.

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

Discontinued Operations - Fresh and Fast (formerly EVOS) Concept– For purposes of determining discontinued operations, the Company has determined that the “concept” level is a component of the entity within the context of FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. A component of an entity comprises of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company routinely evaluates its concept base and closes non-performing concepts. The Company evaluates the results of operations of the concept both quantitatively and qualitatively to determine if appropriate for reporting as discontinued operations.

The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as “discontinued operations” (see Note 3 below).

Subsequent Events– The Company has evaluated subsequent events through March 31, 2010, the date it filed its report on Form 10-K for the year ended December 31, 2010 with the SEC.

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

Segment Reporting– The Company provides segment reporting in accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company’s chief operating decision maker regularly reviews its operating results on a consolidated basis in deciding how to allocate resources and in assessing its operating performance.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Inventories– Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to Cost of Sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of December 31, 2009 and 2008, inventories consisted of the following: food and beverages $23,280 and $-0- (restated), non-foods $38,378 and $15,100 (restated), respectively.  The Company did not incur significant charges to Cost of Sales for spoilage during fiscal 2009 or 2008.

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

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. Management evaluates the market value of its cafés on a periodic basis for impairment. As of December 31, 2009 and 2008, construction in process totaled $211,622 and $-0-, respectively.

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

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Accounting Policy for Ownership Interests in Investees – The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Deposits– As of December 31, 2009 and 2008, deposits consist of security deposits for multiple locations totaling $56,762 and $5,400 (restated).  All deposits are carried at the lower of fair value or cost.

Goodwill and intangible assets– The Company has adopted FASB ASC 350, “Goodwill and Other Intangible Assets”.  According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test.  Fair value for intangible assets is based on discounted cash flows.  Under ASC 350, the carrying value of such assets is calculated at the lowest level for which there are identifiable cash flows.

ASC 350 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the intangible asset within the reporting unit is less than its carrying value.

Insurance liability– The Company maintains various insurance policies for workers’ compensation, employee health, officer and director, general liability, and property damage.  Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits.  No liability exists as of December 31, 2009, but in the event a liability is incurred, the amount will be based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date.  Any future estimated liability may not be discounted and may be based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.  If actual trends differ from the estimates, future financial results could be impacted.

Rent– Rent expense for the Company’s lease, which provides for escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term.  The lease term began when the Company had the right to control the use of the property, which was before rent payments were actually due under the lease.  The difference between the rent expense and the actual amount payable under the terms of the lease is recorded as deferred rent in the financial statements pursuant to the FASB ASC 840 “Accounting for Rental Costs Incurred During the Construction Period”.  Rent totaling $12,470 and $22,439 was expensed and included as pre-opening costs during the years ended December 31, 2009 and 2008, respectively.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”).  Management has determined that the appropriate interpretation of FASB ASC 840-20-25, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity (addition to property and equipment) and a component of operating activities on the Statements of Cash Flows.  For the years ended December 31, 2009 and 2008, the Company recorded additional leasehold improvements as they relate to leasing build-out incentives of $-0- and $-0-, respectively, and deferred rent of $355,756 and $20,059 (restated), respectively, in its Balance Sheet to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for the existing leases.  The Company’s Statements of Cash Flows reflect cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities.  As of December 31, 2009

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

and 2008, the Company has unamortized tenant improvement allowances of $251,423 and $91,673, respectively, and deferred rent liability balances of $355,756 and $20,059 (restated), respectively.

Advertising Expense– The Company recognizes advertising expense as incurred.  The Company recognized advertising expense totaling $129,302 and $41,127 (restated) for the years ended December 31, 2009 and 2008, respectively.

Income taxes– The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

Deferred tax assets:	2009	2008
Net operating loss	$2,363,595	$1,603,177
Stock, options and warrants issued for services and financing costs	(206,516)	(101,342)
	2,157,079	1,501,825
Income tax rate	34%	34%
	733,407	510,621
Less valuation allowance	(733,407)	(510,621)
	$-	$-

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the year ended December 31, 2009, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At December 31, 2009, the Company had approximately $4,512,079 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized will begin to expire in 2024.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Fair value of financial instruments– FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of December 31, 2009 and 2008 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Restaurant pre-opening costs– Pre-opening costs, including wages, benefits and travel for the training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to the opening of a restaurant.  During the years ended December 31, 2009 and 2008, these costs include $12,470 and $-0- (restated), respectively, of rent paid since the adoption of the FASB ASC 840 “Accounting for Rental Costs Incurred During a Construction Period,” in January 2006.

Expenses of offering– The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.  During the years ended December 31, 2009 and 2008, the Company incurred cash offering related costs of $3,916 and $587,160, respectively.

Share-based compensation– In December 2004, the FASB issued FASB ASC 718, “Share-Based Payment”, which requires all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on the grant date fair value of the awards.  Compensation expense is generally recognized over the vesting period.  During fiscal 2009 and 2008, the Company recognized share-based compensation expense totaling $188,016 and $101,342, respectively.  See Note 9 for further discussion.

Comprehensive income (loss)– The Company has no components of other comprehensive income.  Accordingly, net loss equals comprehensive loss for all periods.

Earnings (loss) per share– Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the years ended December 31, 2009 and 2008, the Company had 705,000 common stock equivalent shares, respectively, which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Concentration of risk– The Company’s operations and future business model are dependent in a large part on U-Swirl International, Inc.’s ability to execute its company-owned store and franchising business model.  U-Swirl International, Inc.’s inability to meet its obligations as company-owned store operator and franchisor may have a material adverse effect on the Company’s financial condition.

Geographic concentration– As of December 31, 2009, all of the Company’s restaurant sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

Franchisee concentration– As of December 31, 2009, all of the Company’s franchise royalties are derived from one franchisee, which may be impacted in the event of the franchisee’s inability to conduct a profitable business.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Revenue Recognition Policy– Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  The Company reduces revenue by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  The Company recorded U-Swirl franchise fee revenue of $15,000 and $0 during the years ended December 31, 2009 and 2008, respectively.

Costs and expenses are recognized during the period in which they are incurred.

New Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures for all financial instruments within the scope of FASB ASC 825-10-50 to interim reporting periods. The Company has adopted FASB ASC 825-10-65, and it is effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65 does not have an impact on the Company’s financial position or results of operations as it focuses on additional disclosures.

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

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $2,363,595 for the year ended December 31, 2009, and has accumulated net losses totaling $5,040,639 since inception.

The Company has been developing company-owned stores, as well as a franchise network through the sale of franchises and establishment of area representative agreements.  It has relied on fund raising and the sales of new franchises to augment the cash flow it receives from operating its company-owned stores.  The economic conditions of 2009 resulted in lower-than-expected sales of new franchises, which has resulted in a significant decrease in its cash position.  The Company has halted its company-owned store development plan in order to conserve cash.

The Company’s ability to fund its operations will depend on the length of time of the current economic downturn, its future performance, and its ability to successfully implement its business and growth strategies.  In the event that it needs additional capital and is unable to obtain it, the Company could be left without sufficient liquidity.  The Company will continually monitor its operating and overhead expenses and reduce those expenses to match the revenue flow.  Management is considering raising money during the year ended December 31, 2010 to meet any shortfalls from operations.  However, realization of a return on investment on company-owned stores, a significant portion of the assets in the accompanying balance sheet, is dependent on Company management’s ability to reach consistent and sustainable profitability.  The Company is also dependent on management’s ability to increase sales of new franchises and/or their ability to raise additional capital through a placement of its securities.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

3.           DISCONTINUED OPERATIONS – FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the years ended December 31, 2009 and 2008:

	2009	2008
Revenues	$530,388	$665,458
Costs and expenses	(634,609)	(1,043,888)
Loss on disposal of fixed assets	(1,119,451)	-
Net loss	$(1,223,672)	$(378,430)

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at December 31, 2009 and 2008, were as follows:
	2009	2008
Assets	$93,777	$1,074,801
Liabilities	(208,206)	(297,625)
Net assets (liabilities)	$(114,429)	$777,176

Abandoned Facilities Lease Commitments
As of December 31, 2009, the Company continues to be liable for the lease of one abandoned restaurant for a period of 17 months.  Included in Liabilities from Discontinued Operations for the year ending December 31, 2009 is the present value of discounted future rent commitments for the abandoned leased stores totaling $148,683.

EVOS Severance Agreement
As of December 31, 2009, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of December 31, 2009, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

4.           CASH AND CASH EQUIVALENTS

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

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

5.           FRANCHISE FEE AND ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $15,000 and $-0- in franchise fee income and $3,731 and $-0- (restated) in royalty income for the years ended December 31, 2009 and 2008, respectively.

The Company deferred area representative agreement fee income of $100,000 as of December 31, 2009.  Per the terms of the agreement, the Company will recognize $15,000 in franchise fee revenue upon opening of the first restaurant within the representative’s territory, and $5,000 in franchise fee revenue upon the opening of each subsequent restaurant within the representative’s territory.

6.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of December 31, 2009 and 2008:

	2009	2008 (restated)
Café equipment	$706,588	$-
Signage	74,712	32,219
Furniture and fixtures	103,317	-
Computer equipment	86,840	4,076
Vehicles	23,937	-
Leasehold improvements	989,390	29,433
Construction in process	211,622	-
	2,196,406	65,728
Less: accumulated depreciation	(140,060)	(1,142)
Leasehold improvements, property and equipment, net	$2,056,346	$64,586

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 totaled $133,558 and $2,864 (restated), respectively.

7.           CAPITAL LEASE

The Company leases its vehicle under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the Balance Sheet as leasehold improvements, property, and equipment and was $23,937 and $-0- (restated) at December 31, 2009, and 2008, respectively. Accumulated amortization of the leased equipment at December 31, 2009, and 2008, was approximately $11,447 and $4,200, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital lease as of December 31, 2009, are as follows:

Year Ending December 31,	Amount
2010	$6,542
2011	6,070
2012	2,338
Total minimum lease payments	14,950
Less: Current maturities of capital lease obligations	(4,808)
Long-term capital lease obligations	$10,142

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

8.	INTEREST INCOME AND EXPENSE

Interest income for the years ended December 31, 2009 and 2008 totaled $7,691 and $53,987, respectively.

Interest expense for the years ended December 31, 2009 and 2008 totaled $2,347 and $220 (restated), respectively.

9.	STOCKHOLDERS’ EQUITY

These financial statements and related footnotes have been retroactively restated to reflect the effect of the reverse stock split which was effected on June 30, 2007.

The amended and restated articles of incorporation authorize a total of 100,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value.  Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2009, the Company had 2,761,336 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

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

As of December 31, 2009, the Company granted 21,244 shares of its $0.001 par value common stock to a landlord as share-based compensation to terminate a lease agreement.  The fair market value of the shares on the date of grant totaled $26,555.

As of December 31, 2009, the Company granted 73,000 shares of its $0.001 par value common stock to officers and a director as share-based compensation.  The fair market value of the shares on the date of grant totaled $142,300.  13,500 shares were recorded as stock payable as of December 31, 2009, because they had not been issued as of that date.

As of December 31, 2009, the Company granted 7,742 shares of its $0.001 par value common stock to its public relations firm as share-based compensation.  The fair market value of the shares on the date of grant totaled $19,161.  5,000 shares were recorded as stock payable as of December 31, 2009, because they had not been issued as of that date.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

As of December 31, 2009, the Company issued 141,000 shares of its $0.001 par value common stock at $1.25 per share to various investors for cash totaling $172,334 (net of $3,916 in offering costs).

On December 31, 2009, the Company wrote off $150 in stock subscription receivable to additional paid-in capital.

There were no other issuances of preferred or common stock as of December 31, 2009.

10.           STOCK OPTIONS AND WARRANTS

Stock Options – As of December 31, 2007, the Company had issued options to purchase 470,000 shares of common stock with a weighted average strike price of $4.40 per share.

During fiscal 2009, 75,000 options were canceled due to resignation or termination of certain officers or directors in accordance with the termination provision of the stock option agreement.

The Company did not grant any new stock options during the year ended December 31, 2009 or 2008.

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

Weighted
	Number	Weighted	Average
	of	Average	Remaining
	Shares	Exercise Price	Contractual Life in Years
Balance, December 31, 2007	175,000	2.98	8.58
Warrants granted and assumed	60,000	1.20	4.00
Warrants expired	-0-	-0-	-0-
Warrants canceled	-0-	-0-	-0-
Warrants exercised	-0-	-0-	-0-
Balance, December 31, 2008	235,000	2.53	6.29
Warrants granted and assumed	-0-	-0-	-0-
Warrants expired	-0-	-0-	-0-
Warrants canceled	-0-	-0-	-0-
Warrants exercised	-0-	-0-	-0-
Balance, December 31, 2009	235,000	$2.53	6.29

All warrants outstanding are exercisable as of December 31, 2009.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Fair Value of Equity Awards  - The above tables reflect the assumptions utilized to value the stock-based compensation as of December 31, 2009 under FASB ASC 718 and using the Black-Scholes-Merton valuation model.  The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms.  The full term of the options and warrants granted was used for the expected life since the options and warrants were granted to senior management and outside consultants where turnover is expected to be low and since they are expected to hold the options and warrants for the full term to obtain the maximum benefit.  The Company has not paid dividends to date and does not plan to pay dividends in the near future.  The volatility assumptions were derived from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

Risk-free interest rate	2.8-4.92%
Expected life (years)	5-10 Yrs
Expected dividend yield	0.0%
Volatility	40.0%

11.           RELATED PARTY TRANSACTIONS

The Company paid $17,000 in rent for office space and inventory storage for the year ended December 31, 2009 to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $1,481 from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

The Company paid $24,000 in rent to a real estate holding company held jointly by the Company’s former Chief Financial Officer and his spouse as compensation for the year ended December 31, 2009 pursuant to the Company’s employment agreement with the former officer.

12.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for the year ended December 31, 2009 and 2008:

	2009	2008 (Restated)
Rent and CAM fees	$230,563	$20,059
Utilities	30,735	-0-
Occupancy and related expenses	$261,298	$20,059

Future minimum lease payments required under all leases as of December 31, 2009, are as follows:

2010	$332,791
2011	363,399
2012	374,301
2013	385,530
2014	225,783
Thereafter	165,866
$1,847,670

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

13.           COMMITMENTS AND CONTINGENCIES

Litigation– In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at December 31, 2009, and has not provided for any such contingencies, accordingly.

14.           SUBSEQUENT EVENTS

On February 15, 2010, the Company entered into an area development agreement with RMR Group, LLC for the Monmouth County, New Jersey, development area.  American Pacific Investments, Limited, which owns one-third of RMR Group, is a Nevada limited liability company whose members are Ulderico Conte, Terry A. Cartwright, Paul Heroy and Stan Cartwright.  Ulderico Conte and Terry Cartwright are officers of the Company and Terry Cartwright and Stan Cartwright are the adult children of Henry E. Cartwright.  RMR Group paid a $30,000 development fee, which was derived in accordance with its policy of $15,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number of units for the Monmouth County area was determined to be three.