Form 10-Q
period 2010-03-31
HEALTHY FAST FOOD INC
filed 2010-05-13
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,779,836 shares of Common Stock, $0.001 par value, as of May 6, 2010

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$118,167	$516,925
Accounts receivable	6,064	5,597
Due from U-Create Enterprises	3,339	1,481
Inventory	62,619	61,658
Prepaid expenses	168,600	147,814
Current assets from discontinued operations	-	8,426
Total current assets	358,789	741,901

Leasehold improvements, property and equipment, net	2,209,979	2,056,346

Other assets
Deposits	53,414	56,762
Other asset	56,949	58,475
Other assets from discontinued operations	42,676	85,351
Total other assets	153,039	200,588

Total assets	$2,721,807	$2,998,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$165,854	$203,665
Accounts payable and accrued liabilities from discontinued
operations	125,422	154,953
Current portion of long-term debt	4,973	4,808
Total current liabilities	296,249	363,426

Deferred rent	345,600	355,756
Deferred revenue	130,000	100,000
Long-term capital lease	8,836	10,142
Long-term liabilities from discontinued operations	31,882	53,253

Total liabilities	812,567	882,577

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
2,779,836 and 2,761,336 shares issued and outstanding
at 03/31/10 and 12/31/09, respectively	2,780	2,761
Additional paid-in capital	7,209,704	7,154,117
Compensation payable in stock	63	19
Accumulated deficit	(5,303,307)	(5,040,639)
Total stockholders' equity	1,909,240	2,116,258

Total liabilities and stockholders' equity	$2,721,807	$2,998,835

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
	For the three months ended
	March 31, 2010	March 31, 2009
		Restated
Revenues
Restaurant sales, net of discounts	$550,699	$15,699
Franchise royalties and fees	5,802	-
Total revenues	556,501	15,699

Restaurant operating costs
Food, beverage and packaging costs	167,573	5,180
Labor and related expenses	157,427	15,802
Occupancy and related expenses	94,012	5,153
Marketing and advertising	21,659	6,477
General and administrative	130,462	109,326
Officer compensation	154,357	126,292
Investor relations fees	15,000	-
Pre-opening costs	8,744	19,803
Depreciation and amortization	70,760	5,383
Total costs and expenses	819,994	293,416
Loss from operations	(263,493)	(277,717)

Interest expense	(499)	(637)
Interest income	34	3,005

Loss from continuing operations before income taxes	(263,958)	(275,349)
Provision for income taxes	-	-
Loss from continuing operations	(263,958)	(275,349)
Discontinued operations:
(Income) expense from operations of discontinued
Fresh and Fast restaurant component	(1,290)	71,931
Income tax benefit	-	-
Gain (loss) on discontinued operations	1,290	(71,931)
Net loss	$(262,668)	$(347,280)
		-
Earnings per share - basic	-
Loss from continuing operations	$(0.09)	$(0.11)
Loss from discontinued operations	0.00	(0.03)
Net loss per common share - basic and fully diluted	$(0.09)	$(0.14)

Weighted average common shares outstanding -
basic and diluted	2,779,633	2,518,350

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the three months ended
	March 31, 2010	March 31, 2009
		Restated
Cash flows from operating activities:
Net loss	$(262,668)	$(347,280)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	70,760	5,383
Share-based compensation	55,650	-
Loss on disposal of Fresh and Fast restaurant fixed assets	-	22,983
Changes in operating assets and liabilities:
Accounts receivable	(467)	-
Inventory	(961)	(27,522)
Prepaid expenses	(20,786)	4,456
Current assets from discontinued operations	8,426	60,053
Other assets from discontinued operations	42,675	52,879
Accounts payable and accrued liabilities	(37,811)	6,559
Accounts payable and accrued liabilities from discontinued operations	(29,531)	(71,396)
Deferred revenue	30,000	-
Deferred rent	(10,156)	6,759
Long-term liabilites from discontiued operations	(21,371)	(10,990)
Net cash (used) by operating activities	(176,240)	(298,116)

Cash flows from investing activities:
Due from U-Create Enterprises	(1,858)	(332)
Deposits	3,348	(99,726)
Purchase of fixed assets	(224,393)	(738,019)
Other assets	1,526	-
Net cash (used) by investing activities	(221,377)	(838,077)

Cash flows from financing activities:
Payments on capital lease obligation	(1,141)	(999)
Net cash (used) by financing activities	(1,141)	(999)

Net change in cash	(398,758)	(1,137,192)

Cash, beginning of period	516,925	3,335,740

Cash, end of period	$118,167	$2,198,548

Supplemental disclosure of cash flow information:
Interest paid	$499	$637
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s annual statement on Form 10-K filed on March 31, 2010 with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2009.

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests a broad choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of March 31, 2010, U-Swirl International, Inc. owned and operated six U-Swirl Yogurt restaurants, sold one franchise, and sold two franchise area developer agreements.

Discontinued Operations - Fresh and Fast (formerly EVOS) Concept - For purposes of determining discontinued operations, the Company has determined that the “concept” level is a component of the entity within the context of FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. A component of an entity comprises of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company routinely evaluates its concept base and closes non-performing concepts. The Company evaluates the results of operations of the concept both quantitatively and qualitatively to determine if appropriate for reporting as discontinued operations.

The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as “discontinued operations” (see Note 5 below).

Subsequent Events - The Company has evaluated subsequent events through May 13, 2010, the date it filed its report on Form 10-Q for the quarter ended March 31, 2010 with the SEC.

Revenue Recognition Policy - Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  The Company reduces revenue by sales returns and sales discounts.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

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

New Pronouncements - In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this update are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

In February 2010, the FASB issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $262,668 for the three months ended March 31, 2010, and has accumulated net losses totaling $5,303,307 since inception.

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

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

3.           CASH

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  No amounts were in excess of the federally insured program.

4.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of March 31, 2010 and December 31, 2009:
	March 31, 2010	December 31, 2009
Café equipment	$907,392	$706,588
Signage	101,880	74,712
Furniture and fixtures	124,967	103,317
Computer equipment	102,799	86,840
Vehicles	23,937	23,937
Leasehold improvements	1,159,824	989,390
Construction in process	-	211,622
	2,420,799	2,196,406
Less: accumulated depreciation	(210,820)	(140,060)
Leasehold improvements, property and equipment, net	$2,209,979	$2,056,346

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 totaled $70,760 and $5,383 (restated), respectively.

5.           DISCONTINUED OPERATIONS – FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the three months ended March 31, 2010 and 2009:

	2010	2009 (Restated)
Revenues	$-	$244,814
Costs and expenses	(1,290)	316,745
Net income (loss)	$1,290	$(71,931)

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010	December 31, 2009
Assets	$42,676	$93,777
Liabilities	157,304	208,206
Net liabilities	$(114,628)	$(114,429)

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

Abandoned Facilities Lease Commitments - As of March 31, 2010, the Company continues to be liable for the lease of one abandoned restaurant for a period of 17 months.  Included in Liabilities from Discontinued Operations for the year ending March 31, 2010 is the present value of discounted future rent commitments for the abandoned leased stores totaling $127,345.

EVOS Severance Agreement - As of March 31, 2010, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of March 31, 2010, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

6.           ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $5,802 and $-0- (restated) in royalty income for the three months ended March 31, 2010 and 2009, respectively.

The Company deferred area representative agreement fee income of $130,000 and $100,000 as of March 31, 2010 and December 31, 2009, respectively.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

7.	INTEREST INCOME AND EXPENSE

Interest income for the three months ended March 31, 2010 and 2009 totaled $34 and $3,005 (restated), respectively.

Interest expense for the three months ended March 31, 2010 and 2009 totaled $499 and $637 (restated), respectively.

8.	STOCKHOLDERS’ EQUITY

As of March 31, 2010, the Company granted 48,000 shares of its $0.001 par value common stock to officers and a director as share-based compensation.  The fair market value of the shares on the date of grant totaled $42,400.  These shares were recorded as stock payable as of March 31, 2010 because they had not been issued as of that date.

As of March 31, 2010, the Company granted 15,000 shares of its $0.001 par value common stock to its public relations firm as share-based compensation.  The fair market value of the shares on the date of grant totaled $13,250.  These shares were recorded as stock payable as of March 31, 2010, because they had not been issued as of that date.

9.           RELATED PARTY TRANSACTIONS

The Company paid $6,000 and $625 in rent for office space and inventory storage for the three months ended March 31, 2010 and 2009, respectively, to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $3,339 and $1,481 as of March 31, 2010 and December 31, 2009, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

The Company paid $12,000 in rent to a real estate holding company held jointly by the Company’s former Chief Financial Officer and his spouse as compensation for the three months ended March 31, 2009 pursuant to the Company’s employment agreement with the former officer.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

10.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for three months ended March 31, 2010 and 2009:
	2010	2009 (Restated)
Rent	$67,866	$4,737
Real estate taxes, insurance and CAM fees	13,660	-
Utilities	12,486	416
Occupancy and related expenses	$94,012	$5,153

11.           SUBSEQUENT EVENTS

On April 15, 2010, the Company entered into an area development agreement with AV, LLC for the Tucson, Arizona development area.  AV, LLC paid a $35,000 development fee, which was derived in accordance with its policy of $15,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number of units for the Tucson area was determined to be four.

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

In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  This franchisee signed a franchise agreement for a second location in Reno in April 2010.  In addition, we have signed the following area development agreements:
•	Phoenix, Arizona metropolitan statistical area for the development of a minimum of three cafés by November 2010 and a total of 23 cafés during the ten-year term of the agreement;
•	Monmouth County, New Jersey for the development of a total of three cafés by February 2013; and
•	Tucson, Arizona for the development of a total of four cafés by April 2013.

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

Results of Operations

Three Months Ended March 31, 2010.  For the three months ended March 31, 2010, our U-Swirl cafés generated $550,699 in sales, net of discounts.

Our café operating costs, excluding pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $419,012, or 76% of net sales revenues, resulting in café operating profit of $131,687.

We also generated $5,802 of royalty income from the operation of our franchised café in Reno, Nevada.

We had only one company-owned U-Swirl café in operation in 2009, and a franchised location which does not pay us any royalties.  Accordingly, revenues and café operating costs in 2009 were $15,699 and $26,135, respectively.

Marketing and advertising expenses were $21,659 for the 2010 period as compared to $6,477 for the 2009 period.  The 2010 amount included $13,250 of stock issued to our public relations firm.

For the three months ended March 31, 2010, general and administrative expense increased by $21,136 (19%) due to increased U-Swirl operations.  The largest components of general and administrative expenses for the 2010 period were accounting fees $17,000, consulting fees $20,000, legal fees $25,973 and insurance $9,444.

Officer compensation for the 2010 period increased by $28,065 (22%), as we began issuing stock compensation in September 2009.  The 2010 expense included $42,400 of stock issued to our officers.

We incurred $15,000 of investor relations fees in 2010, as we hired a financial public relations firm in October 2009.

Depreciation and amortization expense increased significantly from $5,383 to $70,760, reflecting our increased base of leasehold improvements, property and equipment due to the operation of the new cafés.

As described above, we accounted for the “Fresh and Fast” concept divestiture as “discontinued operations.”  We wrote off all of our assets related to the EVOS restaurant concept, such as leasehold improvements, cash, rent deposits, prepaid franchise fees and inventory.  For the three months ended March 31, 2010, we realized income of $1,290 from insurance refunds, as compared to a loss of $71,931 for the 2009 period.  At the time of closure, we were liable for the leases of the two abandoned restaurants for a period of 21 months on one location and 48 months on the other.  In November 2009, we reached an agreement with the landlord of the location with the longer lease term and settled the liability for 21,244 restricted shares of our common stock, valued at $26,555.  We are negotiating with the other landlord.

As a result of the above, our net loss for the three months ended March 31, 2010 was $262,668, as compared to a loss of $347,280 for the comparable 2009 period.

Liquidity and Financial Condition

As of March 31, 2010.  At March 31, 2010, we had working capital of $62,540 including cash of $118,167, as compared to working capital of $378,475 including cash of $516,925 at December 31, 2009.

We had a net loss of $262,668, and operating activities used cash of $176,240.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $70,760 and share-based compensation of $55,650.

We used $221,377 for investing activities, of which $224,393 was used to purchase fixed assets, in connection with our U-Swirl operations.   Leasehold improvements, property and equipment, net of accumulated depreciation, was $2,209,979 at March 31, 2010, as compared to $2,056,346 at December 31, 2009.  In addition, prepaid expenses was $168,600 at March 31, 2010, as compared to $147,814 at December 31, 2009.

At March 31, 2010, we recorded $130,000 of deferred revenue in connection with the development fees from area development agreements signed in November 2009 and February 2010.  Pursuant to the terms of the agreements, we will recognize $15,000 in franchise fee revenue upon the opening of the first café within each developer’s territory, and $5,000 in franchise fee revenue upon the opening of each subsequent restaurant with each developer’s territory.

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

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We have no minimum purchase commitments with our vendors.  As of March 31, 2010 and December 31, 2009, inventories consisted of the following:  food and beverages $29,853 and $23,280 (restated), and non-foods $32,766 and $38,378 (restated), respectively.  We did not incur any significant charges to cost of sales for spoilage during these periods.

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

U-Swirl cafés currently under development are accounted for as construction-in-process.  Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset.  Construction-in-process is valued at the lower of cost or market.  Management evaluates the market value of our cafés on a periodic basis for impairment.  As of March 31, 2010 and December 31, 2009, construction-in-process totalled $-0- and $211,622, respectively.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  At March 31, 2010 and December 31, 2009, deposits consisted of security deposits for multiple locations totalling $53,414 and $56,762 (restated), respectively.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We recorded U-Swirl franchise fee revenue of $-0- and $-0- during the three months ended March 31, 2010 and 2009, respectively.

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

Through March 31, 2010, all of the net proceeds had been used as follows:  $460,000 for the buildout of the new EVOS restaurant located in Las Vegas, NV; $2,637,000 for six U-Swirl restaurants (purchase and installation of equipment); $250,000 to fund U-Swirl International, Inc.; and $655,840 towards corporate overhead and operating loss of the restaurants (working capital).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Representative’s Purchase Warrants (3)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (5)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (6)
10.4	Area Development Agreement for Monmouth County, New Jersey (6)
10.5	Area Development Agreement for Tucson, Arizona
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Interim Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Interim Principal Financial Officer
_______________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009, file number 0-53130, filed March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

May 13, 2010	By:	/s/ Henry E. Cartwright
Henrey E. Cartwright, President
(Interim Principal financial officer)