Form 10-Q
period 2010-06-30
HEALTHY FAST FOOD INC
filed 2010-08-16
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________  to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes[  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ]Yes[  ]No (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,931,836 shares of Common Stock, $0.001 par value, as of August 16, 2010

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2010	December 31, 2009
ASSETS

Current assets
Cash	$145,803	$516,925
Accounts receivable	2,871	5,597
Due from U-Create Enterprises	-	1,481
Inventory	69,839	61,658
Prepaid expenses	96,443	77,680
Current assets from discontinued operations	-	8,426
Total current assets	314,956	671,767

Leasehold improvements, property and equipment, net	2,134,773	2,056,346

Other assets
Deposits	46,392	56,762
Deferred offering costs	152,805	70,134
Other asset	55,424	58,475
Other assets from discontinued operations	42,676	85,351
Total other assets	297,297	270,722

Total assets	$2,747,026	$2,998,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$162,208	$203,665
Accounts payable and accrued liabilities from
discontinued operations	114,417	154,953
Current portion of long-term debt	5,143	4,808
Total current liabilities	281,768	363,426

Deferred rent	335,444	355,756
Deferred revenue	190,000	100,000
Long-term capital lease	7,484	10,142
Long-term liabilities from discontinued operations	17,633	53,253

Total liabilities	832,329	882,577

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 2,899,836 and 2,761,336 shares issued and
outstanding at 06/30/10 and 12/31/09, respectively	2,900	2,761
Additional paid-in capital	7,254,131	7,154,117
Compensation payable in stock	16	19
Accumulated deficit	(5,342,350)	(5,040,639)
Total stockholders' equity	1,914,697	2,116,258

Total liabilities and stockholders' equity	$2,747,026	$2,998,835

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
		Restated		Restated
Revenues
Restaurant sales, net of discounts	$838,222	$379,572	$1,388,921	$395,271
Franchise royalties and fees	8,008	-	13,810	-
Total revenues	846,230	379,572	1,402,731	395,271

Restaurant operating costs
Food, beverage and packaging costs	248,266	109,778	415,839	114,958
Labor and related expenses	173,479	92,699	330,906	108,501
Occupancy and related expenses	108,893	51,948	202,905	57,101
Marketing and advertising	8,631	25,327	30,290	31,804
General and administrative	111,664	82,789	242,126	193,389
Officer compensation	138,527	117,757	292,884	244,049
Investor relations fees	15,000	-	30,000	-
Pre-opening costs	904	8,026	9,648	27,829
Depreciation and amortization	75,206	26,217	145,966	31,600
Total costs and expenses	880,570	514,541	1,700,564	809,231
Loss from operations	(34,340)	(134,969)	(297,833)	(413,960)

Interest expense	(591)	(1,877)	(1,090)	(1,240)
Interest income	-	3,018	34	6,023

Loss from continuing operations before income taxes	(34,931)	(133,828)	(298,889)	(409,177)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(34,931)	(133,828)	(298,889)	(409,177)
Discontinued operations:
(Income) expense from operations of discontinued
Fresh and Fast restaurant component	4,112	71,508	2,822	143,439
Income tax benefit	-	-	-	-
Gain (loss) on discontinued operations	(4,112)	(71,508)	(2,822)	(143,439)
Net loss	$(39,043)	$(205,336)	$(301,711)	$(552,616)

Earnings per share - basic
Loss from continuing operations	$(0.01)	$(0.05)	$(0.11)	$(0.16)
Loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.06)
Net loss per common share - basic and fully diluted	$(0.01)	$(0.08)	$(0.11)	$(0.22)

Weighted average common shares outstanding -
basic and diluted	2,841,347	2,518,350	2,810,283	2,518,350

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the six months ended
	June 30, 2010	June 30, 2009
		Restated
Cash flows from operating activities:
Net loss	$(301,711)	$(552,616)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	145,966	31,600
Share-based compensation	99,650	-
Loss on disposal of Fresh and Fast restaurant fixed assets	-	52,707
Changes in operating assets and liabilities:
Accounts receivable	2,726	-
Inventory	(8,181)	(33,736)
Prepaid expenses	(18,763)	(38,485)
Current assets from discontinued operations	8,426	58,574
Other assets from discontinued operations	42,675	66,063
Accounts payable and accrued liabilities	(41,457)	10,257
Accounts payable and accrued liabilities from discontinued operations	(40,536)	(61,392)
Deferred revenue	90,000	15,000
Deferred rent	(20,312)	127,972
Long-term liabilities from discontinued operations	(35,620)	(21,981)
Net cash (used) by operating activities	(77,137)	(346,037)

Cash flows from investing activities:
Tenant improvement allowance receivable	-	(26,675)
Due from U-Create Enterprises	1,481	(1,492)
Deposits	10,370	(58,360)
Purchase of fixed assets	(224,393)	(1,241,189)
Other asset	3,051	-
Net cash (used) by investing activities	(209,491)	(1,327,716)

Cash flows from financing activities:
Deferred offering costs	(82,671)	-
Proceeds from exercise of warrants	500	-
Payments on capital lease obligation	(2,323)	(2,031)
Net cash (used) by financing activities	(84,494)	(2,031)

Net change in cash	(371,122)	(1,675,784)

Cash, beginning of period	516,925	3,335,740

Cash, end of period	$145,803	$1,659,956

Supplemental disclosure of cash flow information:
Interest paid	$1,090	$1,240
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
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

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests a broad choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of June 30, 2010, U-Swirl International, Inc. owned and operated six U-Swirl Yogurt restaurants, sold one franchise, and sold five franchise area developer agreements.

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

Subsequent Events - The Company has evaluated subsequent events through August 16, 2010, the date it filed its report on Form 10-Q for the quarter ended June 30, 2010 with the SEC.

Reclassifications - Certain prior period amounts have been reclassified to conform with current year presentation.

Revenue Recognition Policy - Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  The Company reduces revenue by sales returns and sales discounts.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
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

New Pronouncements - In April 2010, the FASB issued updated guidance that sets forth the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. Since we do not currently have contracts that would qualify for the election of the milestone method, the adoption of this guidance will not have a material effect on our consolidated financial statements.

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $301,711 for the six months ended June 30, 2010, and has accumulated net losses totaling $5,342,350 since inception.

The Company has been developing company-owned stores, as well as a franchise network through the sale of franchises and establishment of area representative agreements.  It has relied on fund raising and the sales of new franchises to augment the cash flow it receives from operating its company-owned stores.  The economic conditions of 2009 resulted in lower-than-expected sales of new franchises, which have resulted in a significant decrease in its cash position.  The Company has halted its company-owned store development plan in order to conserve cash.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

3.           CASH

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  No amounts were in excess of the federally insured program.

4.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Café equipment	$907,392	$706,588
Signage	101,880	74,712
Furniture and fixtures	124,967	103,317
Computer equipment	102,799	86,840
Vehicles	23,937	23,937
Leasehold improvements	1,159,824	989,390
Construction in process	-	211,622
	2,420,799	2,196,406
Less: accumulated depreciation	(286,026)	(140,060)
Leasehold improvements, property and equipment, net	$2,134,773	$2,056,346

Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 totaled $145,966 and $31,600 (restated), respectively.

5.           DISCONTINUED OPERATIONS – FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the six months ended June 30, 2010 and 2009:

	2010	2009 (Restated)
Revenues	$-	$438,608
Costs and expenses	2,822	(582,047)
Net income (loss)	$(2,822)	$(143,439)

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010	December 31, 2009
Assets	$42,676	$93,777
Liabilities	132,050	208,206
Net liabilities	$(89,374)	$(114,429)

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

Abandoned Facilities Lease Commitments - As of June 30 2010, the Company continued to be liable for the lease of one abandoned restaurant for a period of eleven months.  Included in Liabilities from Discontinued Operations for the period ended June 30, 2010 is the present value of discounted future rent commitments for the abandoned leased stores totaling $102,345.

EVOS Severance Agreement - As of June 30, 2010, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of June 30, 2010, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

6.   DEFERRED OFFERING COSTS

Deferred offering costs consisting of legal, underwriting and filing fees relating to the public offering have been capitalized.  The deferred offering costs will be offset against offering proceeds in the event the offering is successful.  In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

The deferred offering costs have been reclassified as a separate line item on the balance sheet.  As of June 30, 2010 and December 31, 2009, the Company had $152,805 and $70,134 in deferred offering costs, respectively.

7.           ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $13,810 and $-0- (restated) in royalty income for the six months ended June 30, 2010 and 2009, respectively.

The Company deferred area representative agreement fee income of $190,000 and $100,000 as of June 30, 2010 and December 31, 2009, respectively.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

8.	INTEREST INCOME AND EXPENSE

Interest income for the six months ended June 30, 2010 and 2009 totaled $34 and $6,023 (restated), respectively.

Interest expense for the six months ended June 30, 2010 and 2009 totaled $1,090 and $1,240 (restated), respectively.

9.	STOCKHOLDERS’ EQUITY

On May 3, 2010, a warrant-holder exercised 25,000 warrants at $0.02 per warrant into 25,000 shares of the Company’s $0.001 par value common stock (restricted).

During the six months ended June 30, 2010, the Company granted 81,000 shares of its $0.001 par value common stock to officers and a director as share-based compensation.  The fair market value of the shares on the dates of grant totaled $72,650.  11,000 shares were recorded as stock payable as of June 30, 2010 because they had not been issued as of that date.

During the six months ended June 30, 2010, the Company granted 30,000 shares of its $0.001 par value common stock to its public relations firm as share-based compensation.  The fair market value of the shares on the dates of grant totaled $27,000.  5,000 shares were recorded as stock payable as of June 30, 2010, because they had not been issued as of that date.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

10.           RELATED PARTY TRANSACTIONS

The Company paid $10,000 and $5,000 in rent for office space and inventory storage for the six months ended June 30, 2010 and 2009, respectively, to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $-0- and $1,481 as of June 30, 2010 and December 31, 2009, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

The Company paid $24,000 in rent to a real estate holding company held jointly by the Company’s former Chief Financial Officer and his spouse as compensation for the six months ended June 30, 2009 pursuant to the Company’s employment agreement with the former officer.

11.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for six months ended June 30, 2010 and 2009:

	2010	2009 (Restated)
Rent	$150,301	$42,381
Real estate taxes, insurance and CAM fees	21,612	5,391
Utilities	30,992	9,329
Occupancy and related expenses	$202,905	$57,101

12.           COMMITMENTS AND CONTINGENCIES

In December 2009, the Company signed a letter of intent with an underwriter to provide underwriting services in conjunction with a proposed public offering of the Company’s common stock.

13.           SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

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

In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  This franchisee signed a franchise agreement for a second location in Reno in April 2010, which is expected to open during the third calendar quarter of 2010.  In August 2010, we entered into a franchise agreement for a café in Marietta, Georgia.  In addition, we have signed the following area development agreements:
•	Phoenix, Arizona for the development of a minimum of three cafés by November 2010, four more cafés by November 2011 and a total of 23 cafés by November 2019;
•	Monmouth County, New Jersey for the development of a minimum of one café by February 2011 and a total of three cafés by February 2013;

•	Tucson, Arizona for the development of a minimum of one café by April 2011 and a total of four cafés by April 2013; and
•	Boise, Idaho for the development of a minimum of one café by June 2011 and a total of two cafés by June 2012.

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

Results of Operations

Three Months Ended June 30, 2010.  For the three months ended June 30, 2010, our U-Swirl cafés generated $838,222 in sales, net of discounts.

Our café operating costs, excluding pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $530,638, or 63% of net sales revenues, resulting in café operating profit of $307,584.

We also generated $8,008 of royalty income from the operation of our franchised café in Reno, Nevada.

We had only two company-owned U-Swirl cafés in operation during the three months ended June 30, 2009, and a franchised location which did not pay us any royalties.   Revenues and café operating costs in 2009 were $379,572 and $254,425 (67% of net sales), respectively, resulting in café operating profit of $125,147.

Marketing and advertising expenses were $8,631 for the 2010 period as compared to $25,327 for the 2009 period.

For the three months ended June 30, 2010, general and administrative expense increased by $28,875 (35%) due to increased U-Swirl operations.  The largest components of general and administrative expenses for the 2010 period were accounting fees $14,633, legal fees $11,732 and insurance $14,528.

Officer compensation for the 2010 period increased by $20,770 (18%), as we began issuing stock compensation in September 2009.  The 2010 expense included $30,250 of stock issued to our officers.

We incurred $15,000 of investor relations fees in the 2010 period compared to $-0- for the 2009 period, as we hired a financial public relations firm in October 2009.

Depreciation and amortization expense increased significantly from $26,217 to $75,206, reflecting our increased base of leasehold improvements, property and equipment due to the operation of the new cafés.

As described above, we accounted for the “Fresh and Fast” concept divestiture as “discontinued operations.”  We wrote off all of our assets related to the EVOS restaurant concept, such as leasehold improvements, cash, rent deposits, prepaid franchise fees and inventory.  For the three months ended June 30, 2010, we realized a loss of $4,112, as compared to a loss of $71,508 for the 2009 period.  At the time of closure, we were liable for the leases of the two abandoned restaurants for a period of 21 months on one location and 48 months on the other.  In November 2009, we reached an agreement with the landlord of the location with the longer lease term and settled the liability for 21,244 restricted shares of our common stock, valued at $26,555.  We are negotiating with the other landlord.

As a result of the above, our net loss for the three months ended June 30, 2010 was $39,043, as compared to a loss of $205,336 for the comparable 2009 period.

Six Months Ended June 30, 2010.  For the six months ended June 30, 2010, our U-Swirl cafés generated $1,388,921 in sales, net of discounts.

Our café operating costs, excluding pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $949,650, or 68% of net sales revenues, resulting in café operating profit of $439,271.

We also generated $13,810 of royalty income from the operation of our franchised café in Reno, Nevada.

We had only two company-owned U-Swirl cafés in operation during the six months ended June 30, 2009, and a franchised location which did not pay us any royalties.  Revenues and café operating costs in 2009 were $395,271 and $280,560 (71% of net sales), respectively, resulting in café operating profit of $114,711.

Marketing and advertising expenses were $30,290 for the 2010 period as compared to $31,804 for the 2009 period.

For the six months ended June 30, 2010, general and administrative expense increased by $48,737 (25%) due to increased U-Swirl operations.  The largest components of general and administrative expenses for the 2010 period were accounting fees $31,633, consulting fees $20,000, legal fees $37,705 and insurance $23,972.

Officer compensation for the 2010 period increased by $48,835 (20%), as we began issuing stock compensation in September 2009.  The 2010 expense included $72,650 of stock issued to our officers.

We incurred $30,000 of investor relations fees in the 2010 period compared to $-0- for the 2009 period, as we hired a financial public relations firm in October 2009.

Depreciation and amortization expense increased significantly from $31,600 to $145,966, reflecting our increased base of leasehold improvements, property and equipment due to the operation of the new cafés.

As described above, we accounted for the “Fresh and Fast” concept divestiture as “discontinued operations.”  We wrote off all of our assets related to the EVOS restaurant concept, such as leasehold improvements, cash, rent deposits, prepaid franchise fees and inventory.  For the six months ended June 30, 2010, we realized a loss of $2,822, as compared to a loss of $143,439 for the 2009 period.  At the time of closure, we were liable for the leases of the two abandoned restaurants for a period of 21 months on one location and 48 months on the other.  In November 2009, we reached an agreement with the landlord of the location with the longer lease term and settled the liability for 21,244 restricted shares of our common stock, valued at $26,555.  We are negotiating with the other landlord.

As a result of the above, our net loss for the six months ended June 30, 2010 was $301,711, as compared to a loss of $552,616 for the comparable 2009 period.

Liquidity and Financial Condition

As of June 30, 2010.  At June 30, 2010, we had working capital of $33,188 and cash of $145,803, as compared to working capital of $308,341 and cash of $516,925 at December 31, 2009.

We had a net loss of $301,711 during the first six months of 2010, and operating activities used cash of $77,137.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $145,966 and share-based compensation of $99,650.

We used $209,491 for investing activities during the first six months of 2010, of which $224,393 was used to purchase fixed assets, in connection with our U-Swirl operations.   Leasehold improvements, property and equipment, net of accumulated depreciation, was $2,134,773 at June 30, 2010, as compared to $2,056,346 at December 31, 2009.  In addition, prepaid expenses were $96,443 at June 30, 2010, as compared to $77,680 at December 31, 2009.

At June 30, 2010, we recorded $190,000 of deferred revenue in connection with the development fees from area development agreements signed in November 2009, February 2010, April 2010 and June 2010.  Pursuant to the terms of the agreements, we will recognize $15,000 in franchise fee revenue upon the opening of the first café within each developer’s territory, and $5,000 in franchise fee revenue upon the opening of each subsequent restaurant within each developer’s territory.

We also used $84,494 for financing activities, of which $82,671 was deferred offering costs.  At June 30, 2010, deferred offering costs were $152,805, as compared to $70,134 at December 31, 2009.

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

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We have no minimum purchase commitments with our vendors.  As of June 30, 2010 and December 31, 2009, inventories consisted of the following:  food and beverages totalling $28,164 and $23,280, and non-foods totalling $41,675 and $38,378, respectively.  We did not incur any significant charges to cost of sales for spoilage during these periods.

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

U-Swirl cafés currently under development are accounted for as construction-in-process.  Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset.  Construction-in-process is valued at the lower of cost or market.  Management evaluates the market value of our cafés on a periodic basis for impairment.  As of June 30, 2010 and December 31, 2009, construction-in-process totalled $-0- and $211,622, respectively.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  At June 30 2010 and December 31, 2009, deposits consisted of security deposits for multiple locations totalling $46,392 and $56,762, respectively.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We recorded U-Swirl franchise fee revenue of $-0- and $-0- during the six months ended June 30, 2010 and 2009, respectively.

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

On June 16, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a charge of discrimination against us with the Nevada Equal Rights Commission in connection with her termination of employment with the company.  She is seeking monetary damages and stock in amounts yet to be determined.  We are still in the process of evaluating her claim.  Ms. Hemingway is married to Gregory Janson, a director and significant shareholder of our company.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, we issued 48,000 shares of common stock to three officers and a consultant for services valued at $99,650.  We also issued 25,000 shares of common stock upon exercise of a warrant at $0.02 per share.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Representative’s Purchase Warrants (3)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (5)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (6)
10.4	Area Development Agreement for Tucson, Arizona (7)
10.5	Form of Franchise Agreement (7)

Regulation S-K Number	Exhibit
10.6	Area Development Agreement for Monmouth County, New Jersey (8)
10.7	Area Development Agreement for Boise, Idaho (8)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Interim Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Interim Principal Financial Officer
_________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009, file number 0-53130, filed March 31, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed May 26, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed June 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

August 16, 2010	By:	/s/ Henry E. Cartwright
Henry E. Cartwright, President
(Interim Principal Financial Officer)