Form 10-Q
period 2010-09-30
HEALTHY FAST FOOD INC
filed 2010-11-12
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,704,836 shares of Common Stock, $0.001 par value, as of November 5, 2010.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30, 2010	December 31, 2009
ASSETS

Current assets
Cash	$89,626	$516,925
Accounts receivable	9,355	5,597
Due from U-Create Enterprises	1,364	1,481
Inventory	79,326	61,658
Prepaid expenses	73,898	77,680
Current assets from discontinued operations	-	8,426
Total current assets	253,569	671,767

Leasehold improvements, property and equipment, net	2,074,602	2,056,346

Other assets
Deposits	47,872	56,762
Deferred offering costs	188,658	70,134
Other asset	53,898	58,475
Other assets from discontinued operations	-	85,351
Total other assets	290,428	270,722

Total assets	$2,618,599	$2,998,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$166,335	$203,665
Accounts payable and accrued liabilities from
discontinued operations	12,072	154,953
Current portion of long-term debt	5,319	4,808
Total current liabilities	183,726	363,426

Deferred rent	330,434	355,756
Deferred revenue	210,000	100,000
Long-term capital lease	6,087	10,142
Long-term liabilities from discontinued operations	-	53,253

Total liabilities	730,247	882,577

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 2,947,836 and 2,761,336 shares issued and
outstanding at 09/30/10 and 12/31/09, respectively	2,948	2,761
Additional paid-in capital	7,285,443	7,154,117
Compensation payable in stock	16	19
Accumulated deficit	(5,400,055)	(5,040,639)
Total stockholders' equity	1,888,352	2,116,258

Total liabilities and stockholders' equity	$2,618,599	$2,998,835

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues
Restaurant sales, net of discounts	$751,153	$515,332	$2,140,074	$910,603
Franchise royalties and fees	9,250	15,000	23,060	15,000
Total revenues	760,403	530,332	2,163,134	925,603

Restaurant operating costs
Food, beverage and packaging costs	208,151	152,574	623,990	267,523
Labor and related expenses	171,255	138,561	502,161	245,654
Occupancy and related expenses	130,147	83,759	333,052	135,265
Marketing and advertising	35,027	74,342	65,317	102,195
General and administrative	126,599	158,469	368,725	365,721
Officer compensation	123,359	50,726	389,243	294,775
Investor relations fees	24,800	-	81,800	-
Pre-opening costs	-	34,225	9,648	69,241
Depreciation and amortization	75,654	44,673	221,620	82,039
Total costs and expenses	894,992	737,329	2,595,556	1,562,413
Loss from operations	(134,589)	(206,997)	(432,422)	(636,810)

Interest expense	(419)	(570)	(1,509)	(1,810)
Interest income	-	1,422	34	7,445

Loss from continuing operations before income taxes	(135,008)	(206,145)	(433,897)	(631,175)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(135,008)	(206,145)	(433,897)	(631,175)
Discontinued operations:
(Income) expense from operations of discontinued
Fresh and Fast restaurant component	(77,303)	1,027,467	(74,481)	1,155,053
Income tax benefit	-	-	-	-
Gain (loss) on discontinued operations	77,303	(1,027,467)	74,481	(1,155,053)
Net loss	$(57,705)	$(1,233,612)	$(359,416)	$(1,786,228)

Earnings per share - basic
Loss from continuing operations	$(0.05)	$(0.08)	$(0.15)	$(0.25)
Loss from discontinued operations	0.03	(0.41)	0.03	(0.46)
Net loss per common share - basic and fully diluted	$(0.02)	$(0.49)	$(0.12)	$(0.71)

Weighted average common shares outstanding -
basic and diluted	2,925,155	2,518,350	2,849,044	2,518,350

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the nine months ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net loss	$(359,416)	$(1,786,228)
Adjustments to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	221,620	82,039
Share-based compensation	131,010	41,500
Loss on disposal of Fresh and Fast restaurant fixed assets	-	814,849
Changes in operating assets and liabilities:
Accounts receivable	(3,758)	-
Inventory	(17,668)	(59,392)
Prepaid expenses	3,782	(8,774)
Current assets from discontinued operations	8,426	93,197
Other assets from discontinued operations	85,351	74,489
Accounts payable and accrued liabilities	(37,330)	12,527
Accounts payable and accrued liabilities from discontinued operations	(142,881)	(37,966)
Deferred revenue	110,000	-
Deferred rent	(25,322)	199,962
Long-term liabilities from discontinued operations	(53,253)	-
Net cash (used) by operating activities	(79,439)	(573,797)

Cash flows from investing activities:
Tenant improvement allowance receivable	-	(10,335)
Due from U-Create Enterprises	117	(1,134)
Deposits	8,890	(103,172)
Purchase of fixed assets	(239,876)	(1,918,287)
Other asset	4,577	-
Net cash (used) by investing activities	(226,292)	(2,032,928)

Cash flows from financing activities:
Deferred offering costs	(118,524)	-
Proceeds from exercise of warrants	500	-
Payments on capital lease obligation	(3,544)	(3,099)
Net cash (used) by financing activities	(121,568)	(3,099)

Net change in cash	(427,299)	(2,609,824)

Cash, beginning of period	516,925	3,335,740

Cash, end of period	$89,626	$725,916

Supplemental disclosure of cash flow information:	-	-
Interest paid	$1,509	$1,810
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests a broad choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and up to 70 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of September 30, 2010, U-Swirl International, Inc. owned and operated six U-Swirl Yogurt restaurants, sold four franchises, and sold four franchise area developer agreements.

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

Subsequent Events - The Company has evaluated subsequent events through November 9, 2010, the date it filed its report on Form 10-Q for the quarter ended September 30, 2010 with the SEC.

Reclassifications - Certain prior period amounts have been reclassified to conform to current period presentation.

Revenue Recognition Policy - Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  The Company reduces revenue by sales returns and sales discounts.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

New Pronouncements –

There are no recent accounting pronouncements that are expected to have an impact on our consolidated financial statements.

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $359,416 for the nine months ended September 30, 2010, and has accumulated net losses totaling $5,400,055 since inception.

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

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

4.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of September 30, 2010 and December 31, 2009:
	September 30, 2010	December 31, 2009
Café equipment	$907,392	$706,588
Signage	103,150	74,712
Furniture and fixtures	128,144	103,317
Computer equipment	104,986	86,840
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	989,390
Construction in process	-	211,622
	2,436,282	2,196,406
Less: accumulated depreciation	(361,680)	(140,060)
Leasehold improvements, property and equipment, net	$2,074,602	$2,056,346

Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 totaled $221,620 and $82,039, respectively.

5.           DISCONTINUED OPERATIONS – FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the nine months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Revenues	$84,045	$468,483
Costs and expenses	(9,564)	(808,687)
Loss on disposal of fixed assets, net of liabilities	-	(814,849)
Net income (loss)	$74,481	$(1,155,053)

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009
Assets	$-	$93,777
Liabilities	12,072	208,206
Net liabilities	$(12,072)	$(114,429)

EVOS Severance Agreement - As of September 30, 2010, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of September 30, 2010, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

6.           DEFERRED OFFERING COSTS

Deferred offering costs consisting of legal, underwriting and filing fees relating to the public offering have been capitalized.  As of September 30, 2010 and December 31, 2009 the Company had $188,658 and $70,134 in deferred offering costs, respectively.  The deferred offering costs have been offset against the offering proceeds as of October 21, 2010, the date the offering was finalized (see subsequent events Note 14).

7.           ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $23,060 and $-0- in royalty income for the nine months ended September 30, 2010 and 2009, respectively.

The Company recognized $-0- and $15,000 in franchise fee income for the nine months ended September 30, 2010 and 2009, respectively.

The Company deferred franchise fee and area representative agreement fee income of $210,000 and $100,000 as of September 30, 2010 and December 31, 2009, respectively.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

8.	INTEREST INCOME AND EXPENSE

Interest income for the nine months ended September 30, 2010 and 2009 totaled $34 and $7,445, respectively.

Interest expense for the nine months ended September 30, 2010 and 2009 totaled $1,509 and $1,810, respectively.

9.	STOCKHOLDERS’ EQUITY

On May 3, 2010, a warrant-holder exercised 25,000 warrants at $0.02 per warrant into 25,000 shares of the Company’s $0.001 par value common stock (restricted).

During the nine months ended September 30, 2010, the Company granted 114,000 shares of its $0.001 par value common stock to officers and a director as share-based compensation.  The fair market value of the shares on the dates of grant totaled $94,210.  11,000 shares were recorded as stock payable as of September 30, 2010 because they had not been issued as of that date.

During the nine months ended September 30, 2010, the Company granted 45,000 shares of its $0.001 par value common stock to its public relations firm as share-based compensation.  The fair market value of the shares on the dates of grant totaled $36,800.  5,000 shares were recorded as stock payable as of September 30, 2010, because they had not been issued as of that date.

10.           RELATED PARTY TRANSACTIONS

The Company paid $10,000 and $11,000 in rent for office space and inventory storage for the nine months ended September 30, 2010 and 2009, respectively, to a company which is wholly owned by the Company’s officers/shareholders.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

The Company was owed $1,364 and $1,481 as of September 30, 2010 and December 31, 2009, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

The Company paid $24,000 in rent to a real estate holding company held jointly by the Company’s former Chief Financial Officer and his spouse as compensation for the nine months ended September 30, 2009 pursuant to the Company’s employment agreement with the former officer.

11.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for nine months ended September 30, 2010 and 2009:
	2010	2009
Rent	$243,257	$118,495
Real estate taxes, insurance and CAM fees	37,478	20,137
Utilities	52,317	18,126
Occupancy and related expenses	$333,052	$156,758

12.           COMMITMENTS AND CONTINGENCIES

In December 2009, the Company signed a letter of intent with an underwriter to provide underwriting services in conjunction with a proposed public offering of the Company’s common stock.  On October 14, 2010, the Company executed an underwriting agreement with the underwriter and on October 21, 2010 the public offering was finalized (see subsequent events Note 14).

13.           LEGAL PROCEDINGS

On June 16, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a charge of discrimination against us with the Nevada Equal Rights Commission in connection with her termination of employment with the company. She is seeking monetary damages and stock in amounts yet to be determined. We have filed a response which refutes the factual allegations contained in her claim. Ms. Hemingway is married to Gregory Janson, a director and significant shareholder of our company.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

14.           SUBSEQUENT EVENTS

On October 4, 2010, the Company entered into an area development agreement with Regents Management, LLC for the Salt Lake City, Utah development area. Regents Management, LLC paid a $30,000 development fee, which consists of an initial franchise fee of $5,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number of units for the Salt Lake City area was determined to be five.

On October 21, 2010, the Company closed its secondary public offering and sold 1,725,000 units at $0.40 per unit to its underwriter for gross proceeds of $690,000 and net proceeds of approximately $400,000.  Each unit consists of one share of $0.001 par value common stock and one Class C warrant exercisable into one share of common stock at $0.60 per share.  The fair market values of the Class C warrants on the date of grant are based on the Black-Scholes-Merton valuation model and recorded to additional paid-in capital as of October 21, 2010 at $303,124.

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

In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  This franchisee signed a franchise agreement for a second location in Reno in April 2010, which opened in October 2010.  In August 2010, we entered into a franchise agreement for a café in Marietta, Georgia.  In addition, we have signed the following area development agreements:

•	Phoenix, Arizona for the development of a minimum of three cafés by November 2010, four more cafés by November 2011 and a total of 23 cafés by November 2019;
•	Monmouth County, New Jersey for the development of a minimum of one café by February 2011 and a total of three cafés by February 2013;

•	Tucson, Arizona for the development of a minimum of one café by April 2011 and a total of four cafés by April 2013;
•	Boise, Idaho for the development of a minimum of one café by June 2011 and a total of two cafés by June 2012; and
•	Salt Lake City, Utah for the development of a minimum of one café by October 2011 and a total of five cafés by October 2015.

In October 2010, we completed a secondary public offering of 1,725,000 units, each unit consisting of one share of common stock and one Class C warrant, resulting in gross proceeds of $690,000.

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

Results of Operations

Three Months Ended September 30, 2010.  For the three months ended September 30, 2010, our U-Swirl cafés generated $751,153 in sales, net of discounts.

Our café operating costs, excluding pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $509,553, or 68% of net sales revenues, resulting in café operating profit of $241,600.

We also generated $9,250 of royalty income from the operation of our franchised café in Reno, Nevada during the three months ended September 30, 2010.  During the three months ended September 30, 2009, we recognized $15,000 in franchise fee income from the opening of the franchised café in Reno.

We had five company-owned U-Swirl cafés in operation during the three months ended September 30, 2009, and a franchised location which did not pay us any royalties.  Revenues and café operating costs in 2009 were $515,332 and $374,894 (73% of net sales), respectively, resulting in café operating profit of $140,438.

Marketing and advertising expenses were $35,027 for the 2010 period as compared to $74,342 for the 2009 period.

For the three months ended September 30, 2010, general and administrative expense decreased by $31,870 (20%) due to a reduction in spending and the elimination of consulting fees.  The largest components of general and administrative expenses for the 2010 period were legal fees $17,450, accounting fees $8,880, insurance $8,734 and credit card fees $14,182.

Officer compensation for the 2010 period increased by $72,633 (143%), as we began issuing stock compensation in September 2009.  The 2010 expense included $21,560 of stock issued to our officers.

We incurred $24,800 of investor relations fees in the 2010 period compared to $-0- for the 2009 period, as we hired a financial public relations firm in October 2009.   The 2010 expense included $9,800 of stock issued to our investor relations firm.

Depreciation and amortization expense increased significantly from $44,673 to $75,654, reflecting our increased base of leasehold improvements, property and equipment due to the operation of the new cafés.

Our loss from operations decreased by $72,408 for the three months ended September 30, 2010, primarily as a result of increase in revenues.

As described above, we accounted for the “Fresh and Fast” concept divestiture as “discontinued operations.”  We wrote off all of our assets related to the EVOS restaurant concept, such as leasehold improvements, cash, rent deposits, prepaid franchise fees and inventory.  For the three months ended September 30, 2010, we realized a gain of $77,303, as compared to a loss of $1,027,467 for the 2009 period.  At the time of closure, we were liable for the leases of the two abandoned restaurants for a period of 21 months on one location and 48 months on the other.  In November 2009, we reached an agreement with the landlord of the location with the longer lease term and settled the liability for 21,244 restricted shares of our common stock, valued at $26,555.  In August 2010, we reached an agreement with the landlord of the location with the shorter lease term and settled the liability for $25,000.  As a result of the settlement, we wrote off the remaining lease liability which resulted in a gain from discontinued operations.

As a result of the above, our net loss for the three months ended September 30, 2010 was $57,705, as compared to a loss of $1,233,612 for the comparable 2009 period.

Nine Months Ended September 30, 2010.  For the nine months ended September 30, 2010, our U-Swirl cafés generated $2,140,074 in sales, net of discounts.

Our café operating costs, excluding pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $1,459,203, or 68% of net sales revenues, resulting in café operating profit of $680,871.

We also generated $23,060 of royalty income from the operation of our franchised café in Reno, Nevada.

We had five company-owned U-Swirl cafés in operation during the nine months ended September 30, 2009, and a franchised location which did not pay us any royalties.  Revenues and café operating costs in 2009 were $910,603 and $648,442 (71% of net sales), respectively, resulting in café operating profit of $262,161.

Marketing and advertising expenses were $65,317 for the 2010 period as compared to $102,195 for the 2009 period.

For the nine months ended September 30, 2010, general and administrative expense increased by $3,004 (1%).  The largest components of general and administrative expenses for the 2010 period were legal fees $55,155, accounting fees $40,513, insurance $32,706, credit card fees $31,759 and consulting fees $20,000.

Officer compensation for the 2010 period increased by $94,468 (32%), as we began issuing stock compensation in September 2009.  The 2010 expense included $94,210 of stock issued to our officers.

We incurred $81,800 of investor relations fees in the 2010 period compared to $-0- for the 2009 period, as we hired a financial public relations firm in October 2009.  The 2010 expense included $36,800 of stock issued to our investor relations firm.

We incurred $9,648 of pre-opening costs in connection with our U-Swirl café that opened in February 2010, as compared to $69,241 of pre-opening costs in connection with the five U-Swirl cafés that opened between March and September 2009.

Depreciation and amortization expense increased significantly from $82,039 to $221,620, reflecting our increased base of leasehold improvements, property and equipment due to the operation of the new cafés.

Our loss from operations decreased by $204,388 for the nine months ended September 30, 2010, primarily as a result of increase in revenues.

As described above, we accounted for the “Fresh and Fast” concept divestiture as “discontinued operations.”  We wrote off all of our assets related to the EVOS restaurant concept, such as leasehold improvements, cash, rent deposits, prepaid franchise fees and inventory.  For the nine months ended September 30, 2010, we realized a gain of $74,481, as compared to a loss of $1,155,053 for the 2009 period.  At the time of closure, we were liable for the leases of the two abandoned restaurants for a period of 21 months on one location and 48 months on the other.  In November 2009, we reached an agreement with the landlord of the location with the longer lease term and settled the liability for 21,244 restricted shares of our common stock, valued at $26,555.  In August 2010, we reached an agreement with the landlord of the location with the shorter lease term and settled the liability for $25,000.  As a result of the settlement, we wrote off the remaining lease liability which resulted in a gain from discontinued operations.

As a result of the above, our net loss for the nine months ended September 30, 2010 was $359,416, as compared to a loss of $1,786,228 for the comparable 2009 period.

Liquidity and Financial Condition

As of September 30, 2010.  At September 30, 2010, we had working capital of $69,843 and cash of $89,626, as compared to working capital of $308,341 and cash of $516,925 at December 31, 2009.

We had a net loss of $359,416 during the first nine months of 2010, and operating activities used cash of $79,439.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $221,620 and share-based compensation of $131,010.  In comparison, operating activities used cash of $573,797 for the nine months ended September 30, 2009, and the principal adjustments to reconcile the net loss to net cash used by operating activities were the loss on disposal of Fresh and Fast restaurant fixed assets of $814,849, depreciation and amortization of $82,039 and share-based compensation of $41,500.

We used $226,292 for investing activities during the first nine months of 2010, of which $239,876 was used to purchase fixed assets, in connection with our U-Swirl operations.   Leasehold improvements, property and equipment, net of accumulated depreciation, was $2,074,602 at September 30, 2010, as compared to $2,056,346 at December 31, 2009.  In comparison, we used $2,032,928 of cash for investing activities in 2009, of which $1,918,287 was used to purchase fixed assets.

We also used $121,568 for financing activities, of which $118,524 was deferred offering costs.  At September 30, 2010, deferred offering costs were $188,658, as compared to $70,134 at December 31, 2009.

At September 30, 2010, we recorded $210,000 of deferred revenue in connection with the development fees from area development agreements signed from November 2009 through September 2010.  Pursuant to the terms of the agreements, we will recognize $15,000 in franchise fee revenue upon the opening of the first café within each developer’s territory, and $5,000 in franchise fee revenue upon the opening of each subsequent restaurant within each developer’s territory.

Going Concern

In its report prepared in connection with our 2009 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $2,363,595 for the year ended December 31, 2009 and accumulated losses of $5,400,055 since inception, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend on the duration of the current economic downturn, our ability to reduce our overhead expenses to match our revenue flow, our ability to raise additional capital to meet any shortfalls from operations, and our ability to increase sales of new franchises.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$11,406	$5,319	$6,087	$--	$--
Operating lease obligations	1,597,410	96,426	1,193,256	257,865	49,863
Total	$1,608,816	$101,745	$1,199,343	$257,865	$49,863

Capital lease obligations are amounts owed under a lease agreement for our vehicle.  Operating lease obligations are amounts owed under leases for our existing six company-owned U-Swirl cafés and our corporate headquarters in Henderson, Nevada.

Plan of Operations

The amounts set forth in the Contractual Obligations table, together with approximately $95,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations.  Although we have historically experienced losses from operations, including recently, based on our current projections which assume a continued increase in revenues, we believe that the operation of our six company-owned cafés will provide sufficient cash to maintain our existing operations indefinitely.  For the fiscal year ended December 31, 2009, none of our company-owned locations had been in operation for a sufficient length of time to generate a steady volume of traffic, as they were opened at various times during 2009.  In our experience, it can take up to a full year for a café to establish a steady stream of traffic.  It took approximately one year for the Henderson, Nevada franchise location to establish itself.  Accordingly, in 2009, we relied on funding from selling new franchises to augment the cash flow from our newly operating company-owned cafés.

By increasing revenues from our existing cafés, we believe that the success of our operations is becoming less dependent upon the sale of franchises.  Furthermore, a significant portion of our losses  at December 31, 2009 can be attributed to certain factors which no longer impair our operations, such as a loss on discontinued operations of $1,223,672 from prior operation of EVOS restaurants.

To the extent that actual results fall short of our projections, we will decrease our fixed overhead expenses.  Any decreases, however, are likely to impair our ability to market and sell franchises, as the expense reductions are likely to occur in the area of public relations, marketing and advertising.  We hope that as the number of franchised cafés in operation increases, our business will have more visibility to prospective franchisees, thereby mitigating the effects of reducing our public relations, marketing and advertising expenses.  In contrast to 2009, 2010 has been, and we anticipate that it will continue to be, a year of franchise expansion opportunities.  In addition, now that our company-owned locations are establishing their footprint we are not as dependent upon franchise sales.  Accordingly, we must carefully manage expansion opportunities and optimize existing café performance.  By doing this, we believe our cash position will improve and the trend of losses will dissipate.

As of September 30, 2010, we do not have any current projects that need to be completed.  We plan to open one additional company-owned U-Swirl café with the proceeds obtained from our secondary public offering, which provided us with net proceeds of approximately $400,000.  We plan to open the café in the southeastern area of the United States, thereby providing greater exposure for our U-Swirl brand.  Opening this café would involve expending cash for the cost of tenant improvements, equipment, building permits and licenses, smallwares, operating supplies, and pre-opening expenses. Such expenses are estimated to be approximately $375,000.  The costs of engaging in this offering have negatively impacted our cash and working capital during the nine months ended September 30, 2010, as we have incurred professional fees and other costs associated with this offering in the amount of $118,524.  The net proceeds from this offering, together with existing cash and cash generated from operations and franchise fee revenues will be sufficient to open the additional café.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We have no minimum purchase commitments with our vendors.  As of September 30, 2010 and December 31, 2009, inventories consisted of the following:  food and beverages totalling $28,580 and $23,280, and non-foods totalling $50,746 and $38,378, respectively.  We did not incur any significant charges to cost of sales for spoilage during these periods.

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

U-Swirl cafés currently under development are accounted for as construction-in-process.  Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset.  Construction-in-process is valued at the lower of cost or market.  Management evaluates the market value of our cafés on a periodic basis for impairment.  As of September 30, 2010 and December 31, 2009, construction-in-process totalled $-0- and $211,622, respectively.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  At September 30 2010 and December 31, 2009, deposits consisted of security deposits for multiple locations totalling $47,872 and $56,762, respectively.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  Franchise fee revenue is recognized and fully earned upon the signing and acceptance of the franchise agreement and franchise fee by both parties.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We recorded U-Swirl franchise fee revenue of $-0- and $15,000 during the nine months ended September 30, 2010 and 2009, respectively.

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

On June 16, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a charge of discrimination against us with the Nevada Equal Rights Commission in connection with her termination of employment with the company.  She is seeking monetary damages and stock in amounts yet to be determined.  We have filed a response which refutes the factual allegations contained in her claim.  Ms. Hemingway is married to Gregory Janson, a director and significant shareholder of our company.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, we issued 48,000 shares of common stock to three officers and a consultant for services valued at $31,360.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.         Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.4)
4.3	Form of Class B warrant (included in Exhibit 4.4)
4.4	Form of 2008 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (3)
4.5	Form of Class C warrant (included in Exhibit 4.6)
4.6	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.7	Form of Underwriter’s Purchase Warrant (5)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (6)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (7)
10.4	Area Development Agreement for Tucson, Arizona (8)

Regulation S-K Number	Exhibit
10.5	Form of Franchise Agreement (8)
10.6	Area Development Agreement for Monmouth County, New Jersey (7)
10.7	Area Development Agreement for Boise, Idaho (9)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Interim Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Interim Principal Financial Officer
__________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed April 23, 2010.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(6)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009, file number 0-53130, filed March 31, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed May 26, 2010.
(9)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed June 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

November 11, 2010	By:	/s/ Henry E. Cartwright
Henry E. Cartwright, President
(Interim Principal Financial Officer)