Form 10-K
period 2010-12-31
HEALTHY FAST FOOD INC
filed 2011-03-10
CIK 1355304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-53130

Healthy Fast Food, Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-2092180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1175 American Pacific, Suite C, Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 448-5301

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 Yes                      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated  filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,902,161 as of June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  4,758,836 shares of common stock as of March 4, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

HEALTHY FAST FOOD, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

PART I

Item 1.	Business

We are in the business of offering consumers frozen desserts such as yogurt and sorbet.  We are launching a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and are franchising this concept.  We intend to build and operate cafés to be owned and operated by the Company (“company-owned”) and to franchise to others the right to own and operate U-Swirl cafés pursuant to either (a) a license agreement as a U-Swirl licensee, (b) a franchise and area development agreement as a U-Swirl franchisee, or (c) a joint venture agreement as a U-Swirl joint-venture partner.

We currently own and operate six U-Swirl Frozen Yogurt cafés in the Las Vegas metropolitan area, and have six franchised locations in operation in Reno and Henderson, Nevada, Meridian, Idaho, and Mesa and Scottsdale, Arizona.  U-Swirl allows guests a broad choice in frozen yogurt by providing up to 20 non-fat flavors, including tart, traditional and no sugar-added options and up to 70 toppings, including seasonal fresh fruit, sauces, candy and granola.  Guests serve themselves and pay by the ounce instead of by the cup size.  Similar to a coffee shop hangout, locations are furnished with couches and tables and patio seating.

The following table provides summary detail regarding our current locations:

Location	Date Opened	Ownership
790 Coronado Center Drive, Henderson, Nevada	April 19, 2008	Franchised
305 N. Nellis Avenue, Las Vegas, Nevada	March 24, 2009	Company-owned
7595 W. Washington Avenue, Las Vegas, Nevada	April 8, 2009	Company-owned
9795 W. Charleston Boulevard, Las Vegas, Nevada	August 7, 2009	Company-owned
6592 N. Decatur Boulevard, Las Vegas, Nevada	August 21, 2009	Company-owned
2300 Paseo Verde Parkway, Henderson, Nevada	September 23, 2009	Company-owned
57 Damonte Ranch Parkway, Suite D, Reno, Nevada	October 24, 2009	Franchised
9360 W. Flamingo Road, Las Vegas, Nevada	February 13, 2010	Company-owned
2870 North Towne Lane, Suite 106-107, Reno, Nevada	October 23, 2010	Franchised
3919 N. Eagle Road, Suite 115, Meridian, Idaho	November 27, 2010	Franchised
1230 East Baseline Road, Mesa, Arizona	February 19, 2011	Franchised
6204 N. Scottsdale Road, Suite 103, Scottsdale, Arizona	February 25, 2011	Franchised

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

We opened our first company-owned U-Swirl location in Las Vegas, Nevada, in March 2009, and currently there are 12 U-Swirl cafés that have been opened including six company-owned cafés and six franchisee-owned cafés.  We plan to have at least 20 U-Swirl cafés operating by the end of 2011 and have entered into agreements for the third party development of an additional nine cafés by the end of 2012.

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  Our franchisee in Reno opened a second location in October 2010, and a third café is currently under construction and is expected to open in 2011.  We recently entered into a franchise agreement for a location in Marietta, Georgia, which is expected to open in 2011.  In addition, we have signed area development agreements as follows:

•
Phoenix, Arizona for the development of a minimum of seven cafés by November 2011 (of which two have been opened and a third will be opening in 2011), three more cafés by November 2012 and a total of 23 cafés by November 2019;

•	Monmouth County, New Jersey for the development of a minimum of one café by February 2011, one more café by February 2012 and a total of three cafés by February 2013;

•	Las Vegas, Nevada for the development of a minimum of one café by April 2011, one more café by April 2012 and a total of four cafés by April 2013;

•
Boise, Idaho for the development of a minimum of one café by June 2011 (which opened in November 2010) and a total of two cafés by June 2012 (with the second café currently under construction and expected to open in 2011);

•
Tucson, Arizona for the development of a minimum of one café by October 2011 (which is currently under construction and expected to open in 2011), one more café by October 2012 and a total of five cafés by October 2015;

•
 Orlando, Florida for the development of a minimum of one café by December 2011 (which is currently under construction and expected to open in 2011), one café by December 2012 and a total of four cafés by December 2014; and

•	Northern California for the development of a minimum of one café by January 2012 (which is currently under construction and expected to open in 2011) and a total of five cafés by January 2014.

In some cases, our area developers have encountered delays with lease negotiations, licensing and permitting issues, and construction schedules.  We have chosen to continue to work with the developers, rather than enforce the development schedules contained in their respective agreements, in an effort to promote and support our franchising efforts.

Industry Background

We believe that there is an increasing awareness among consumers of the connection between diet and good health, as evidenced by the current focus on childhood obesity by Michelle Obama and recent initiatives to improve school lunch programs.  We believe that as a result, demand for high-quality healthy foods, in particular healthy fast foods, is increasing and that our U-Swirl cafés will be able to take advantage of this growing demand for healthy food by focusing on foods with lower-fat, higher nutritional content and wholesome, natural food ingredients.

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

We believe that women and children/young adults comprise our targeted market based upon the observations of the staff in our U-Swirl cafés.

Competition

We believe that each of the following frozen yogurt franchises may provide competition to U-Swirl:

•	TCBY – approximately 600 locations worldwide; some self-serve locations

•
Pinkberry – approximately 100 locations in California, Colorado, Connecticut, Florida, Georgia, Hawaii, Louisiana, Massachusetts, New York, North Carolina, Tennessee, Texas and Virginia; not self-serve

•	Golden Spoon – approximately 105 locations in Arizona, California, Colorado, Nevada, Utah, Japan and the Philippines; not self-serve

•
Red Mango – approximately 100 locations in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Texas, Utah, Virginia, Washington and Wisconsin; some self-serve locations

•	Yogurtland – approximately 120 locations in Alaska, Arizona, California, Colorado, Florida, Guam, Hawaii, Nevada, Texas, Utah, Mexico and Japan; self-serve

•
Menchie’s – approximately 70 locations in Arizona, California, Colorado, Florida, Georgia, Hawaii, Louisiana, Maryland, Nevada, Ohio, South Carolina, Tennessee, Texas, Utah, Washington and Canada; self-serve

•
Orange Leaf – approximate 60 locations in Arkansas, Arizona, California, Florida, Georgia, Hawaii, Idaho, Indiana, Kansas, Kentucky, Louisiana, Missouri, North Carolina, New York, Ohio, Oklahoma, Oregon, Texas, Utah and Washington; self-serve

Many of these competitors have significant competitive advantages over the Company in terms of operating histories, number of locations in operation, number of franchisees and area developers, capital and human and other resources.  There are also numerous retail outlets offering frozen yogurt that are independently owned and operated.  We compete not only for customers, but also for management and hourly personnel, suitable real estate sites, investment capital and qualified franchisees.  Further, the food service/restaurant industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Accordingly, there can be no assurances that the Company can successfully compete at a level to achieve our goals.

We have designed U-Swirl cafés to be distinguishable from other frozen yogurt retail outlets by offering the following:
•	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;
•	spacious surroundings of 1,800 to 3,000 square feet;
•	16 to 20 flavors of frozen yogurt;
•	up to 70 toppings; and
•	self-serve format allowing guests to create their own favorite snack.

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

Franchise Marketing

Our marketing strategy for establishing multi-unit franchises was initially to contact individuals or entities that had previously developed franchises with our management team in other concepts.  We believed it was prudent to leverage established relationships and to create new relationships with management teams with the proper knowledge, experience, and access to financial resources necessary to successfully develop and operate a U-Swirl franchise in a timely fashion.  Specifically, Henry Cartwright, our President and Chief Executive Officer, has had significant experience in developing franchise concepts and has maintained current contact with former franchisees.  We believe that these contacts were useful in identifying qualified candidates to operate multi-unit franchises.

With six company-owned cafés and six franchised cafés in operation, we now identify qualified candidates through referrals from other franchisees, inquiries on our web site and customers of U-Swirl cafés.

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

___________________________
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

Under the U-Swirl system, each café must conform to a standard of interior design, featuring a distinctive and comfortable décor.  The minimum size for a typical U-Swirl café is 1,800 square feet, but cafés in malls, kiosks or other unique locations may be smaller.  Under the terms of the franchise agreement, franchisees are required to obtain our approval of the café site, build out the space in accordance with our standards, satisfactorily complete training, and purchase certain equipment and supplies from us or our approved suppliers.  Franchisees are also required to purchase a point-of-sale system that meets U-Swirl system standards and to establish and maintain high-speed Internet access from a service provider meeting the minimum specifications established by us.  All goods sold by our franchisees must be purchased through us or through our approved suppliers that have met our specifications and standards.  Specifically, the yogurt sold in U-Swirl cafés must meet the criteria established by the National Yogurt Association for live and active culture yogurt.

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

Market Development

We launched the U-Swirl concept by focusing our development efforts on company-owned cafés in the Las Vegas metropolitan statistical area.  We believed that by developing our local area, we would then be able to better monitor café level operations and the effectiveness of various marketing and advertising programs, and market to persons who want to develop multi-unit areas.

We are currently engaged in developing additional market development plans.  These plans will be used to develop company-owned, franchise-owned and joint-venture locations and possibly grow by acquisition.  We are currently reviewing additional markets and will prioritize these markets based on a variety of factors including maximizing distribution channel and management efficiencies, executing area development agreements and other factors.

We launched our new market development initiatives in October 2009 with the expansion of our management team that included professionals experienced in the development of restaurant and retail concepts on a national level.  While these professionals are no longer with us, we continue to utilize comprehensive data gathering and analysis, incorporating consumer demographic densities and characteristics, psychographic data, traffic counts and flow, short-term and long-term market development trends, proximity to community points-of-interest, local competitors and site availability.  Once we identify available sites that meet or exceed our criteria, we apply another round of scrutiny.  These criteria include, but are not limited to, site visibility, ingress and egress, size, location within a shopping center, tenant mix and rent factors.

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

Employees

Our U-Swirl cafés have approximately five full-time employees and 35 part-time employees that work various shifts.  The cafés are open seven days per week generally from 11:00 a.m. to 11:00 p.m. or midnight.  In addition to the employees at the cafés, we had 4 full-time employees as of December 31 2010, consisting of our chief executive officer and one person for each of the following functions: café site selection and build out, franchise sales, café operations and administration.  In addition, we had 3 part-time employees.

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

Facilities

Our principal offices are located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, in approximately 5,200 square feet of space leased for a term of three years expiring in July 2013.  We pay rent of $2,743 per month.

The leases for our café operations range from approximately 1,600 to 3,000 square feet.  The leases are generally for five-year terms with options to extend.  We currently have six leases in place which range between $1,109 and $7,074 per month, inclusive of common area maintenance charges and taxes.

Item 3.	Legal Proceedings

On June 21, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a Notice of Charge of Discrimination against us with the United States Equal Employment Opportunity Commission (“EEOC”), asserting that she was denied equal terms and conditions of employment and compensation.  She is seeking monetary damages and stock in amounts yet to be determined.  The case remains at the administrative level and the EEOC is continuing its investigation.  We provided our initial Position Statement on August 30, 2010 and provided addition information on January 31, 2011 in response to a December 16, 2010 request.  Management of the Company believes that the claims are without merit and intends to contest the claims vigorously.  Ms. Hemingway is married to Gregory Janson, a director and significant shareholder of our company.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are quoted on the OTC Markets - OTCQB under the symbol “HFFI.”  In addition, our shares were quoted on the OTC Bulletin Board from April 17, 2008 to August 9, 2010.

After we announced that we would engage in a secondary offering of our securities, our market makers desired to participate in that offering and stopped making a market in our securities as required by SEC rules, causing the delisting of our securities from the OTC Bulletin Board as of August 9, 2010.  Since August 9, 2010, our securities have been, and continue to be, quoted exclusively on the OTC Markets - OTCQB.

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal years ended December 31, 2009 and 2010.  These quotations reflect inter-dealer prices quoted on the OTC Bulletin Board and OTCQB without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2009 Fiscal Year:
March 31, 2009	$0.60	$0.30
June 30, 2009	$1.00	$0.60
September 30, 2009	$1.95	$1.00
December 31, 2009	$1.90	$1.40

2010 Fiscal Year:
March 31, 2010	$2.85	$0.50
June 30, 2010	$1.00	$0.50
September 30, 2010	$0.85	$0.49
December 31, 2010	$0.75	$0.25

On March 8, 2011, the closing price for the common stock on the OTCQB was $0.40 per share.

For the 2010 fiscal year, the trading of our common stock has been sporadic and the prices have been volatile.  Prices ranged from $0.25 to $2.85 and daily trading volumes ranged from zero shares traded to 30,000.

Holders and Dividends

As of March 4, 2011, there were 104 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2010, we issued 48,000 shares of common stock to four officers and consultants for services valued at $23,200.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

Use of Proceeds

On October 21, 2010, the registrant completed a secondary offering for net proceeds of $410,704.  All of the expenses of the offering, totaling $279,296, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Through December 31, 2010, $21,610 of the net proceeds had been used towards corporate overhead and operating loss of the cafes (working capital).

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

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  Our franchisee in Reno opened a second location in October 2010, and a third café is currently under construction and is expected to open in 2011.  We recently entered into a franchise agreement for a location in Marietta, Georgia, which is expected to open in 2011.  In addition, we have signed area development agreements as follows:

•
Phoenix, Arizona for the development of a minimum of seven cafés by November 2011 (of which two have been opened and a third will be opening in 2011), three more cafés by November 2012 and a total of 23 cafés by November 2019;

•	Monmouth County, New Jersey for the development of a minimum of one café by February 2011, one more café by February 2012 and a total of three cafés by February 2013;

•	Las Vegas, Nevada for the development of a minimum of one café by April 2011, one more café by April 2012 and a total of four cafés by April 2013;

•
Boise, Idaho for the development of a minimum of one café by June 2011 (which opened in November 2010) and a total of two cafés by June 2012 (with the second café currently under construction and expected to open in 2011);

•
Tucson, Arizona for the development of a minimum of one café by October 2011 (which is currently under construction and expected to open in 2011), one more café by October 2012 and a total of five cafés by October 2015;

•
 Orlando, Florida for the development of a minimum of one café by December 2011 (which is currently under construction and expected to open in 2011), one café by December 2012 and a total of four cafés by December 2014; and

•	Northern California for the development of a minimum of one café by January 2012 (which is currently under construction and expected to open in 2011) and a total of five cafés by January 2014.

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

Results of Operations

For the year ended December 31, 2010, our U-Swirl cafés generated $2,546,038 in sales, net of discounts, as compared to sales of $1,322,663 for the prior fiscal year.  During 2010, we had five cafés in operation the entire year and one that opened in mid-February.  During 2009, we had five cafés that opened from March to September.

Our 2010 café operating costs, excluding pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $1,856,134 or 73% of net sales revenues, resulting in cafe operating profit of $689,904.  For 2009, our café operating costs were $1,021,445, or 77% of net sales revenues, resulting in café operating profit of $301,218.

For fiscal 2010, we generated franchise fee income of $32,500 and royalty income of $31,670, as compared to franchise fee income of $15,000 and royalty income of $3,731 in fiscal 2009.  During 2009, we opened one franchised café and during 2010, we opened two additional franchised cafés.

Marketing and advertising expenses were $86,582 for the 2010 period as compared to $129,302 for the 2009, as we opened five company-owned U-Swirl cafés during 2009.  The 2009 amount included $24,161 of stock issued to our public relations firm.

For the year ended December 31, 2010, general and administrative expense decreased by $99,853 (17%) as management was able to achieve more efficiency in operations.  The largest components of general and administrative expenses for the 2010 fiscal year were accounting fees ($50,513), cleaning supplies ($29,284), credit card fees ($40,215), insurance ($39,753), legal fees ($84,957), repairs and maintenance ($32,589), and travel ($28,038).  In comparison, the largest components of general and administrative expenses for the 2009 fiscal year were accounting fees ($69,805), administrative salaries and payroll taxes ($31,638), consulting fees ($73,408), insurance ($40,055), legal fees ($102,656), supplies ($75,675), and travel ($33,086).

Officer compensation for the 2010 fiscal year decreased by $92,628 (16%), as we had more officers in 2009 than we did in 2010.  This expense included $110,160 and $142,300 of stock issued to our officers in 2010 and 2009, respectively.

Investor relations fees were $104,050 in 2010, of which $44,050 was the value of stock issued to the investor relations firm as part of its compensation.  We discontinued the services of our investor relations firm in December 2008, and there were no investor relations fees paid in 2009.

Depreciation and amortization expense increased by $163,797 (123%), reflecting our increased base of leasehold improvements, property and equipment due to the operation of the new cafés.

As a result of the increased revenues and decreases in non-café operating expenses, our operating loss decreased by $408,856 (36%).

As described above, we accounted for the “Fresh and Fast” concept divestiture as “discontinued operations.”  We wrote off all of our assets related to the EVOS restaurant concept, such as leasehold improvements, rent deposits, prepaid franchise fees and inventory, resulting in a loss on disposal of assets of $1,119,451 and a total loss on discontinued operations of $1,223,672 in 2009. In 2010, we had a gain on discontinued operations of $74,481 due to the settlement of one abandoned restaurant and the write-off of the present value of discounted future rent commitments for that abandoned leased store.

As a result of the above, our net loss for the year ended December 31, 2010 was $663,783, as compared to a loss of $2,363,595 for the comparable 2009 period.

Liquidity and Financial Condition

At December 31, 2010, we had working capital of $495,063 and cash of $477,734.  In 2010, we completed a secondary public offering of 1,725,000 units, consisting of 1,725,000 shares of common stock and Class C warrants to purchase 1,725,000 shares, for net proceeds of $410,704.  At December 31, 2009, we had working capital of $308,341 and cash of $516,925.  In 2009, we sold 141,000 shares of common stock in a private placement for net proceeds of $172,334.

During fiscal 2010, we had a net loss of $663,783, and operating activities used cash of $264,659.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $297,355 and share-based compensation of $154,210.  During fiscal 2009, we had a net loss of $2,363,595, and operating activities used cash of $680,175.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $133,558, share-based compensation of $161,461, and the loss on disposal of the Fresh and Fast restaurant fixed assets of $814,849.

During fiscal 2010, we used $251,063 for investing activities, of which $244,126 was used to purchase fixed assets and $10,881 for deposits on leased premises for the one café opened in 2010. During fiscal 2009, we opened five cafés and used $2,236,636 for investing activities, of which $2,125,318 was used to purchase fixed assets, $51,362 for deposits on leased premises, and $58,475 for prepaid lease expense.

As our secondary public offering closed in October 2010, we did not have any deferred offering costs at December 31, 2010.  At December 31, 2009, we had $70,134 of deferred offering costs.

Also, at December 31, 2010, we had no assets and only $12,072 of liabilities from discontinued operations, as compared to assets of $93,777 and liabilities of $208,206 at December 31, 2009.

At December 31, 2010, we recorded $277,500 of deferred revenue in connection with the development fees from area development agreement signed in 2010, as compared to $100,000 at December 31, 2009.  Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories.

Going Concern

In its report prepared in connection with our 2010 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $663,783 for the year ended December 31, 2010 and accumulated losses of $5,704,422 since inception, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend on the duration of the current economic downturn, our future performance, and our ability to successfully implement our business and growth strategies.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$10,143	$5,502	$4,641	$--	$--
Operating lease obligations	1,502,228	388,527	1,027,329	63,103	23,269
Total	$1,512,371	$394,029	$1,031,970	$63,103	$23,269

Plan of Operations

The amounts set forth in the Contractual Obligations table, together with approximately $95,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations.  Although we have historically experienced losses from operations, including recently, based on our current projections which assume a continued increase in revenues, we believe that the operation of our six company-owned cafés will provide sufficient cash to maintain our existing operations indefinitely.  For the fiscal year ended December 31, 2009, none of our company-owned locations had been in operation for a sufficient length of time to generate a steady volume of traffic, as they were opened at various times during 2009.  In our experience, it can take up to a full year for a café to establish a steady stream of traffic.  It took approximately one year for the Henderson, Nevada franchise location to establish itself.  Furthermore, a significant portion of our losses in 2009 can be attributed to certain factors which no longer impair our operations, such as a loss on discontinued operations of $1,223,672 from prior operation of EVOS restaurants.

With five company-owned cafés in operation during all of the fiscal year ended December 31, 2010 and another company-owned café opened for more than ten months of fiscal 2010, our café sales revenues increased by $1,223,375 (92%) and our loss from operations decreased by $408,856 (36%).  Without a significant loss on discontinued operations in 2010, our net loss decreased by $1,699,812 (72%).

For the current fiscal year, we anticipate increased revenues from both café sales and franchise royalties and fees, while holding our non-café operating expenses to fiscal 2010 levels.  To the extent that actual revenues fall short of our projections, we will decrease our fixed overhead expenses.  Any decreases, however, are likely to impair our ability to market and sell franchises, as the expense reductions are likely to occur in the area of public relations, marketing and advertising.  We hope that as the number of franchised cafés in operation increases, our business will have more visibility to prospective franchisees, thereby mitigating the effects of reducing our public relations, marketing and advertising expenses.  In contrast to 2009, 2010 was a year of franchise expansion opportunities.  Accordingly, we must carefully manage expansion opportunities and optimize existing café performance.  By doing this, we believe our cash position will improve and the trend of losses will dissipate.

The net proceeds from our secondary public offering were $410,704.  We had planned to use these proceeds to open one company-owned U-Swirl café in the southeastern area of the United States, thereby providing greater exposure for our U-Swirl brand.  However, since the completion of that offering, we have entered into a franchise agreement for a U-Swirl café in Marietta, Georgia, and an area development agreement for Orlando, Florida.  We believe that franchised cafés in these locations will provide adequate exposure in the southeastern United States.  Accordingly, we are now looking at other areas of the United States for a company-owned or joint venture-owned café or possibly expanding through acquisition.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We have no minimum purchase commitments with our vendors.  As of December 31, 2010 and 2009, inventories consisted of the following:  food and beverages $27,139 and $23,280, and non-foods $41,284 and $38,378, respectively.  We did not incur any significant charges to cost of sales for spoilage during fiscal 2010 or 2009.

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

U-Swirl cafés currently under development are accounted for as construction-in-process.  Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset.  Construction-in-process is valued at the lower of cost or market.  Management evaluates the market value of our cafés on a periodic basis for impairment.  As of December 31, 2010 and 2009, construction-in-process totalled $-0- and $211,622, respectively.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  At December 31, 2010 and 2009, deposits consisted of security deposits for multiple locations totalling $67,643 and $56,762, respectively.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We defer revenue from the initial franchise fee until commencement of operations by the franchisee, at which time all of our services and obligations are substantially complete.  We recorded U-Swirl franchise fee revenue of $32,500 and $15,000 during the years ended December 31, 2010 and 2009, respectively.

Costs and expenses are recognized during the period in which they are incurred.

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis.  This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on our consolidated financial statements.

On December 21, 2010, the FASB issued ASU No. 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis.  The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods.  The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings.  This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Healthy Fast Food, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Healthy Fast Food, Inc. ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2010.  Healthy Fast Food's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Fast Food, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company's has incurred recurring losses and lower-than-expected sales, all of which raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
March 10, 2011
Las Vegas, Nevada

HEALTHY FAST FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current assets
Cash	$477,734	$516,925
Accounts receivable	42,864	5,597
Due from U-Create Enterprises	3,639	1,481
Inventory	68,423	61,658
Prepaid expenses	74,355	77,680
Current assets from discontinued operations	-	8,426
Total current assets	667,015	671,767

Leasehold improvements, property and equipment, net	2,003,117	2,056,346

Other assets
Deposits	67,643	56,762
Deferred offering costs	-	70,134
Other asset	52,373	58,475
Other assets from discontinued operations	-	85,351
Total other assets	120,016	270,722

Total assets	$2,790,148	$2,998,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$154,378	$203,665
Accounts payable and accrued liabilities from
discontinued operations	12,072	154,953
Current portion of long-term debt	5,502	4,808
Total current liabilities	171,952	363,426

Deferred rent	318,166	355,756
Deferred revenue	277,500	100,000
Long-term capital lease	4,641	10,142
Long-term liabilities from discontinued operations	-	53,253

Total liabilities	772,259	882,577

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 4,736,836 and 2,761,336 shares issued and
outstanding at 12/31/10 and 12/31/09, respectively	4,737	2,761
Additional paid-in capital	7,717,574	7,154,117
Compensation payable in stock	-	19
Accumulated deficit	(5,704,422)	(5,040,639)
Total stockholders' equity	2,017,889	2,116,258

Total liabilities and stockholders' equity	$2,790,148	$2,998,835

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2010	December 31, 2009
Revenues
Cafe sales, net of discounts	$2,546,038	$1,322,663
Franchise royalties and fees	64,170	18,731
Total revenues	2,610,208	1,341,394

Restaurant operating costs
Food, beverage and packaging costs	755,434	398,699
Labor and related expenses	648,823	361,448
Occupancy and related expenses	451,877	261,298
Marketing and advertising	86,582	129,302
General and administrative	491,440	591,293
Officer compensation	501,410	594,038
Investor relations fees	104,050	-
Pre-opening costs	9,648	17,025
Depreciation and amortization	297,355	133,558
Total costs and expenses	3,346,619	2,486,661
Loss from operations	(736,411)	(1,145,267)

Interest expense	(1,887)	(2,347)
Interest income	34	7,691

Loss from continuing operations before income taxes	(738,264)	(1,139,923)
Provision for income taxes	-	-
Loss from continuing operations	(738,264)	(1,139,923)
Discontinued operations:
Income (expense) from operations of discontinued
Fresh and Fast restaurant component	74,481	(1,223,672)
Income tax benefit	-	-
Income (loss) from discontinued operations	74,481	(1,223,672)
Net loss	$(663,783)	$(2,363,595)

Earnings per share - basic
Loss from continuing operations	$(0.23)	$(0.45)
Income (loss) from discontinued operations	0.02	(0.48)
Net loss per common share - basic and fully diluted	$(0.21)	$(0.93)

Weighted average common shares outstanding -
basic and diluted	3,216,901	2,536,995

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Total
	Common Stock		Stock Payable		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2008	2,518,350	$2,518	-	$-	$6,794,179	$(2,677,044)	$4,119,503

Issuance of stock pursuant to unit offering $1.25 per unit, net of $3,916 offering costs paid in cash	141,000	141	-	-	172,193	-	172,334

Fair value of share-based lease termination agreement	21,244	21	-	-	26,534	-	26,555

Fair value of share-based officer and director compensation	73,000	73	13,500	14	142,213	-	142,300

Fair value of share-based compensation	7,742	8	5,000	5	19,148	-	19,161

Write-off stock subscription receivable	-	-	-	-	(150)	-	-

Net loss	-	-	-	-	-	(2,363,595)	(2,363,595)

Balance, December 31, 2009	2,761,336	2,761	18,500	19	7,154,117	(5,040,639)	2,116,258

Stock payable issued	18,500	19	(18,500)	(19)	-	-	-

Fair value of share-based officer and director ompensation	147,000	147	-	-	110,013	-	110,160

Fair value of share-based compensation	60,000	60	-	-	43,990	-	44,050

Issuance of stock pursuant to warrant exercise at $0.02 per warrant	25,000	25	-	-	475	-	500

Issuance of stock pursuant to unit offering at $0.40 per unit, net of underwriting fees of $87,000 and offering costs of $192,296	1,725,000	1,725	-	-	105,855	-	107,580
Fair market value of 1,725,000 Class C Warrants	-	-	-	-	303,124	-	303,124

Net loss	-	-	-	-	-	(663,783)	(663,783)

Balance, December 31, 2010	4,736,836	$4,737	-	$-	$7,717,574	$(5,704,422)	$2,017,889

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities:
Net loss	$(663,783)	$(2,363,595)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	297,355	133,558
Share-based compensation	154,210	161,461
Share-based lease termination agreement	-	26,555
Loss on disposal of Fresh and Fast restaurant fixed assets	-	814,849
Changes in operating assets and liabilities:
Accounts receivable	(37,267)	(5,597)
Inventory	(6,765)	(46,558)
Prepaid expenses	3,325	(54,185)
Current assets from discontinued operations	8,426	91,687
Other assets from discontinued operations	85,351	74,488
Accounts payable and accrued liabilities	(49,287)	140,884
Accounts payable and accrued liabilities from discontinued operations	(142,881)	(89,419)
Deferred rent	(37,590)	335,697
Deferred revenue	177,500	100,000
Long-term liabilities from discontinued operations	(53,253)	-
Net cash (used) by operating activities	(264,659)	(680,175)

Cash flows from investing activities:
Due from U-Create Enterprises	(2,158)	(1,481)
Deposits	(10,881)	(51,362)
Purchase of fixed assets	(244,126)	(2,125,318)
Other asset	6,102	(58,475)
Net cash (used) by investing activities	(251,063)	(2,236,636)

Cash flows from financing activities:
Net proceeds from issuance of common stock	411,204	172,334
Deferred offering costs	70,134	(70,134)
Payments on capital lease obligation	(4,807)	(4,204)
Net cash provided by financing activities	476,531	97,996

Net change in cash	(39,191)	(2,818,815)

Cash, beginning of period	516,925	3,335,740

Cash, end of period	$477,734	$516,925

Supplemental disclosure of cash flow information:	-	-
Interest paid	$1,887	$2,347
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthy Fast Food, Inc. (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  U-SWIRL allows guests a broad choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and up to 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of December 31, 2010, U-Swirl International, Inc. owned and operated six U-Swirl Yogurt restaurants, sold four franchises, and sold six franchise area developer agreements.

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

Subsequent Events - The Company has evaluated subsequent events through March 10, 2011, the date it filed its report on Form 10-Q for the year ended December 31, 2010 with the SEC.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Segment Reporting - The Company provides segment reporting in accordance with FASB ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company’s chief operating decision maker regularly reviews its operating results on a consolidated basis in deciding how to allocate resources and in assessing its operating performance.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be a cash equivalent.  The Company’s cash in bank and short-term investments, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and, accordingly, the Company believes it is not exposed to any significant credit risk on cash and short-term investments.

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to Cost of Sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of December 31, 2010 and 2009, inventories consisted of the following: food and beverages $27,139 and $23,280, non-foods $41,284 and $38,378, respectively.  The Company did not incur significant charges to Cost of Sales for spoilage during 2010 or 2009.

Leasehold Improvements, Property and Equipment - Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in “Gain or Loss from Operations”.

The estimated useful lives are:

Leasehold improvements and buildings	5-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. Management evaluates the market value of its cafés on a periodic basis for impairment. As of December 31, 2010 and 2009, construction in process totaled $-0- and $211,622, respectively.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Long-lived Assets - Long-lived assets are evaluated when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value.

Deferred Offering Costs - The Company capitalizes certain costs associated with the offering of its stock and adjusts the deferred cost to offset offering proceeds upon closing of the offering or expenses the costs upon abandonment of the offering.  As of December 31, 2010 and 2009, deferred offering costs totaled $-0- and $70,134, respectively.

Accounting Policy for Ownership Interests in Investees - The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Deposits  - As of December 31, 2010 and 2009, deposits consist of security deposits for multiple locations totaling $67,643 and $56,762, respectively.  All deposits are carried at the lower of fair value or cost.

Goodwill and Intangible Assets - The Company has adopted FASB ASC 350, “Goodwill and Other Intangible Assets”.  According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test.  Fair value for intangible assets is based on discounted cash flows.  Under ASC 350, the carrying value of such assets is calculated at the lowest level for which there are identifiable cash flows.

ASC 350 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the intangible asset within the reporting unit is less than its carrying value.

Insurance Liability - The Company maintains various insurance policies for workers’ compensation, employee health, officer and director, general liability, and property damage.  Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits.  No liability exists as of December 31, 2010 and 2009, but in the event a liability is incurred, the amount will be based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date.  Any future estimated liability may not be discounted and may be based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.  If actual trends differ from the estimates, future financial results could be impacted.

Rent - Rent expense for Company leases, which provide for escalating rents over the terms of the leases, is recorded on a straight-line basis over the lease terms.  The lease terms began when the Company had the right to control the use of the property, which was before rent payments were actually due under the leases.  The difference between the rent expense and the actual amount payable under the terms of the leases is recorded as deferred rent in the financial statements pursuant to the FASB ASC 840 “Accounting for Rental Costs Incurred During the Construction Period”.  Rent totaling $720 and $12,470 was expensed and included as pre-opening costs during the years ended December 31, 2010 and 2009, respectively.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”).  Management has determined that the appropriate interpretation of FASB ASC 840-20-25, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity (addition to property and equipment) and a component of operating activities on the Statements of Cash Flows.  For the years ended December 31, 2010 and 2009, the Company recorded additional leasehold improvements as they relate to leasing build-out incentives of $-0- and $276,640, and deferred rent of $318,166 and $355,756, respectively, on its Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for the existing leases.  The Company’s Statements of Cash Flows reflect cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities.

Advertising Expense - The Company recognizes advertising expense as incurred.  The Company recognized advertising expense totaling $86,582 and $129,302 for the years ended December 31, 2010 and 2009, respectively.

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Income Taxes - The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss	$663,783	$2,363,595
Stock, options and warrants issued for services and financing costs	(154,210)	(206,516)
	509,573	2,157,079
Income tax rate	34%	34%
	173,255	733,407
Less valuation allowance	(173,255)	(733,407)
	$-	$-

At December 31, 2010 and 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the years ended December 31, 2010 and 2009, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At December 31, 2010 and 2009, the Company had approximately $5,021,652 and $4,512,079 of federal and state net operating losses, respectively.  The net operating loss carry forwards, if not utilized will begin to expire in 2024.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
U.S. federal statutory income tax rate	34.0%	34.0%
State tax – net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of December 31, 2010 and 2009 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Restaurant Pre-opening Costs - Pre-opening costs, including wages, benefits and travel for the training and opening teams, food and other restaurant operating costs, are expensed as incurred prior to the opening of a restaurant.  During the years ended December 31, 2010 and 2009, these costs include $720 and $12,470, respectively, of rent paid since the adoption of the FASB ASC 840 “Accounting for Rental Costs Incurred During a Construction Period,” in January 2006.

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Expenses of Offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.  During the years ended December 31, 2010 and 2009, the Company incurred cash offering related costs of $279,296 and $3,916, respectively.

Share-based Compensation - In December 2004, the FASB issued FASB ASC 718, “Share-Based Payment”, which requires all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on the grant date fair value of the awards.  Compensation expense is generally recognized over the vesting period.  During years ended December 31, 2010 and 2009, the Company recognized share-based compensation expense totaling $154,210 and $188,016, respectively.  See Note 11 for further discussion.

Comprehensive Income (Loss) - The Company has no components of other comprehensive income.  Accordingly, net loss equals comprehensive loss for all periods.

Earnings (Loss) per Share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the years ended December 31, 2010 and 2009, the Company had 705,000 common stock equivalent shares, respectively, which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Concentration of Risk - The Company’s operations and future business model are dependent in a large part on U-Swirl International, Inc.’s ability to execute its company-owned store and franchising business model.  U-Swirl International, Inc.’s inability to meet its obligations as company-owned store operator and franchisor may have a material adverse effect on the Company’s financial condition.

Geographic Concentration - As of December 31, 2010, all of the Company’s restaurant sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

Franchisee Concentration - As of December 31, 2010, all of the Company’s franchise royalties are derived from two franchisees, which may be impacted in the event of the franchisees’ inability to conduct a profitable business.

Revenue Recognition Policy - Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  The Company reduces revenue by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  The Company defers revenue from the initial franchise fee until commencement of operations by the franchisee, at which time all services and obligations of the Company are substantially complete.

Costs and expenses are recognized during the period in which they are incurred.

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

New Accounting Pronouncements - On December 21, 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis.  The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods.  The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings.  This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $663,783 for the year ended December 31, 2010, and has accumulated net losses totaling $5,704,422 since inception.

The Company has been developing company-owned stores, as well as a franchise network through the sale of franchises and establishment of area representative agreements.  It has relied on fund raising and the sales of new franchises to augment the cash flow it receives from operating its company-owned stores.  The economic conditions of 2010 and 2009 resulted in lower-than-expected sales of new franchises, which have resulted in a significant decrease in its cash position.

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

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

4.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Café equipment	$907,392	$706,588
Signage	106,650	74,712
Furniture and fixtures	128,144	103,317
Computer equipment	105,737	86,840
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	989,390
Construction in process	-	211,622
	2,440,533	2,196,406
Less: accumulated depreciation	(437,416)	(140,060)
Leasehold improvements, property and equipment, net	$2,003,117	$2,056,346

Depreciation and amortization expense for the year ended December 31, 2010 and 2009 totaled $297,355 and $133,558, respectively.

5.           DEFERRED OFFERING COSTS

Deferred offering costs consisting of legal, underwriting and filing fees relating to the public offering have been capitalized.  As of December 31, 2010 and 2009 the Company had $-0- and $70,134 in deferred offering costs, respectively.  The deferred offering costs have been offset against the offering proceeds as of October 21, 2010, the date the offering was finalized.  See Note 11 for further discussion.

6.           FRANCHISE FEE AND ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $31,670 and $3,731 in royalty income for the years ended December 31, 2010 and 2009, respectively.

The Company recognized $32,500 and $15,000 in franchise fee income for the years ended December 31, 2010 and 2009, respectively.

The Company deferred franchise fee and area representative agreement fee income of $277,500 and $100,000 as of December 31, 2010 and 2009, respectively.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

7.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for year ended December 31, 2010 and 2009:

	2010	2009
Rent	$329,062	$209,641
Real estate taxes, insurance and CAM fees	52,321	20,922
Utilities	70,494	30,735
Occupancy and related expenses	$451,877	$261,298

8.           CAPITAL LEASE

The Company leases its vehicle under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the Balance Sheet as leasehold improvements, property, and equipment and was $23,937 and $23,937 at December 31, 2010, and 2009, respectively. Accumulated amortization of the leased equipment at December 31, 2010, and 2009, was approximately $15,559 and $11,447, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital lease as of December 31, 2010, are as follows:

2011	$5,502
2012	4,641
Total minimum lease payments	10,143
Less: Current maturities of capital lease obligations	(5,502)
Long-term capital lease obligations	$4,641

9.	INTEREST INCOME AND EXPENSE

Interest income for the year ended December 31, 2010 and 2009 totaled $34 and $7,691, respectively.

Interest expense for the year ended December 31, 2010 and 2009 totaled $1,887 and $2,347, respectively.

10.           DISCONTINUED OPERATIONS - FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Revenues	$84,045	$530,388
Costs and expenses	(9,564)	(634,609)
Loss on disposal of assets	-	(1,119,451)
Net income (loss)	$74,481	$(1,223,672)

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at December 31, 2010 and 2009, were as follows:

	December 31, 2010	December 31, 2009
Assets	$-	$93,777
Liabilities	(12,072)	(208,206)
Net liabilities	$(12,072)	$(114,429)

EVOS Severance Agreement - As of December 31, 2010, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of December 31, 2010, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

11.	STOCKHOLDERS’ EQUITY

On December 10, 2009, the Company issued 141,000 shares of its $0.001 par value common stock at $1.25 per share to various investors for cash totaling $172,334 (net of $3,916 in offering costs).

On December 10, 2009, the Company granted 21,244 shares of its $0.001 par value common stock to a landlord as share-based compensation to terminate a lease agreement.  The fair market value of the shares on the date of grant totaled $26,555.

During the year ended December 31, 2009, the Company granted 73,000 shares of its $0.001 par value common stock to officers and a director as share-based compensation.  The fair market value of the shares on the date of grant totaled $142,300.  13,500 shares were recorded as stock payable as of December 31, 2009, because they had not been issued as of that date.

During the year ended December 31, 2009, the Company granted 7,742 shares of its $0.001 par value common stock to its public relations firm as share-based compensation.  The fair market value of the shares on the date of grant totaled $19,161.  5,000 shares were recorded as stock payable as of December 31, 2009, because they had not been issued as of that date.

On December 31, 2009, the Company wrote off $150 in stock subscription receivable to additional paid-in capital.

On January 4, 2010, the Company issued 18,500 shares of common stock for stock payable.

During the year ended December 31, 2010, the Company granted 147,000 shares of its $0.001 par value common stock to officers and a director as share-based compensation.  The fair market value of the shares on the dates of grant totaled $110,160.

During the year ended December 31, 2010, the Company granted 60,000 shares of its $0.001 par value common stock to its public relations firm as share-based compensation.  The fair market value of the shares on the dates of grant totaled $44,050.

On May 3, 2010, a warrant-holder exercised 25,000 warrants at $0.02 per warrant into 25,000 shares of the Company’s $0.001 par value common stock (restricted).

On October 21, 2010, the Company closed its secondary public offering and sold 1,725,000 units at $0.40 per unit to its underwriter for gross proceeds of $690,000 and net proceeds of $410,704.  Each unit consists of one share of $0.001 par value common stock and one Class C warrant exercisable into one share of common stock at $0.60 per share.  The fair market values of the Class C warrants on the date of

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

grant are based on the Black-Scholes-Merton valuation model and recorded to additional paid-in capital as of October 21, 2010 at $303,124.

12.           STOCK OPTIONS AND WARRANTS

Stock Options - As of December 31, 2008, the Company had issued options to purchase 470,000 shares of common stock with a weighted average strike price of $4.40 per share.  These options begin to expire in June 2012.

During 2009, 75,000 options were canceled due to resignation or termination of certain officers and directors in accordance with the termination provision of the stock option agreement.

During 2010, 95,000 options were canceled due to resignation or termination of certain officers and board members in accordance with the termination provision of the stock option agreement.

The Company did not grant any new stock options during the year ended December 31, 2010 or 2009.

Warrants - As of December 31, 2008, the Company had issued warrants to purchase 235,000 shares of common stock with a weighted average strike price of $2.53 per share.

On May 3, 2010, a warrant-holder exercised 25,000 warrants at $0.02 per warrant into 25,000 shares of the Company’s $0.001 par value common stock (restricted).

Weighted
	Number	Weighted	Average
	of	Average	Remaining
	Shares	Exercise Price	Contractual Life in Years
Balance, December 31, 2008	235,000	$2.53	$6.29
Warrants granted and assumed	-	-	-
Warrants expired	-	-	-
Warrants canceled	-	-	-
Warrants exercised	-	-	-
Balance, December 31, 2009	235,000	2.53	$6.29
Warrants granted and assumed	-	-	-
Warrants expired	-	-	-
Warrants canceled	-	-	-
Warrants exercised	(25,000)	2.53	6.29
Balance, December 31, 2010	210,000	$2.53	$6.29

All warrants outstanding are exercisable as of December 31, 2010.

Fair Value of Equity Awards - The above tables reflect the assumptions utilized to value the stock-based compensation as of December 31, 2010 under FASB ASC 718 and using the Black-Scholes-Merton valuation model.  The risk-free interest rate is based upon U.S. Treasury Rates for instruments with similar terms.  The full term of the options and warrants granted was used for the expected life since the options and warrants were granted to senior management and outside consultants where turnover is expected to be low and since they are expected to hold the options and warrants for the full term to obtain the maximum benefit.  The Company has not paid dividends to date and does not plan to pay dividends in the near future.  The volatility assumptions were derived from historical volatilities of competitors whose shares are traded in the public markets and are adjusted to reflect anticipated behavior specific to the Company.

Healthy Fast Food, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Risk-free interest rate	2.8-4.92%
Expected life (years)	5-10 Years
Expected dividend yield	0.0%
Volatility	40%

13.           RELATED PARTY TRANSACTIONS

The Company paid $10,000 and $17,000 in rent for office space and inventory storage for the years ended December 31, 2010 and 2009, respectively, to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $3,639 and $1,481 as of December 31, 2010 and 2009, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

The Company paid $24,000 in rent to a real estate holding company held jointly by the Company’s former Chief Financial Officer and his spouse as compensation for the year ended December 31, 2009 pursuant to the Company’s employment agreement with the former officer.

14.           LEGAL PROCEDINGS

On June 16, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a charge of discrimination against us with the Nevada Equal Rights Commission in connection with her termination of employment with the company. She is seeking monetary damages and stock in amounts yet to be determined. We have filed a response which refutes the factual allegations contained in her claim. The Company intends to vigorously defend the allegations and has not recorded a liability as of December 31, 2010.  Ms. Hemingway is married to Gregory Janson, a director and significant shareholder of our company.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

15.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at December 31, 2010, and has not provided for any such contingencies, accordingly.

16.           SUBSEQUENT EVENTS

On January 26, 2011, the Company entered into an area development agreement with Western Gate Marketing, LLC for a development area covering selective cities in Northern California. Western Gate Marketing, LLC paid a $20,000 development fee, which consists of an initial franchise fee of $15,000 plus $5,000 for the area development agreement.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our President, Chief Executive Officer and interim Chief Financial Officer, Henry R. Cartwright.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

Our officer has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

•	While accounting procedures have been adopted, compliance with such procedures has been inconsistent, particularly with regard to appropriate documentation at the entry level.

•	While we had an Audit Committee in existence during 2010, it exercised little entity control over our financial statements.

•	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officers must rely on such documentation.

As a result of these deficiencies in our internal controls, our officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

During fiscal 2011, we will implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

The information required by this item will be included in our definitive proxy statement relating to the Company’s 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement relating to the Company’s 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement relating to the Company’s 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement relating to the Company’s 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement relating to the Company’s 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (3)
4.5	Form of 2008 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (4)
4.6	Form of Class C warrant (included in Exhibit 4.7)
4.7	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.8	Form of Representative’s Purchase Warrants (6)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (7)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (8)
10.4	Area Development Agreement for Monmouth County, New Jersey (9)
10.5	Area Development Agreement for Tucson, Arizona (10)
10.6	Form of Franchise Agreement (10)
10.7	Area Development Agreement for Boise, Idaho (9)
14.1	Code of Ethics for Chief Executive Officer (11)
14.2	Code of Ethics for Chief Financial Officer (11)
21.1	List of Subsidiaries (12)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
_________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.

(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed August 18, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(7)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.
(8)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2009, filed March 31, 2010.
(9)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed June 25, 2010.
(10)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed May 26, 2010.
(11)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2008, filed March 27, 2009.
(12)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHY FAST FOOD, INC.

Date: March 10, 2011	/s/ Henry E. Cartwright
Henry E. Cartwright, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
President, Chief Executive Officer, interim Chief Financial Officer and Director (Principal Executive
/s/ Henry E. Cartwright	Financial and Accounting Officer)	March 10, 2011
Henry E. Cartwright

/s/ Sam Dewar	Director	March 10, 2011
Sam Dewar

/s/ Gregory R. Janson	Director	March 10, 2011
Gregory R. Janson

/s/ Jimmy D. Sims	Director	March 10, 2011
Jimmy D. Sims

/s/ Ulderico Conte	Director	March 10, 2011
Ulderico Conte