Form 10-Q
period 2011-03-31
HEALTHY FAST FOOD INC
filed 2011-05-13
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

(702) 586-8700
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,780,836 shares of Common Stock, $0.001 par value, as of May 13, 2011.

HEALTHY FAST FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2011	December 31, 2010
ASSETS

Current assets
Cash	$283,552	$477,734
Accounts receivable	58,315	42,864
Due from U-Create Enterprises	1,155	3,639
Inventory	78,309	68,423
Prepaid expenses	53,967	74,355
Total current assets	475,298	667,015

Leasehold improvements, property and equipment, net	1,932,172	2,003,117

Other assets
Deposits	47,872	67,643
Other asset	50,847	52,373
Total other assets	98,719	120,016

Total assets	$2,506,189	$2,790,148

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$82,712	$154,378
Accounts payable and accrued liabilities from
discontinued operations	12,072	12,072
Current portion of long-term debt	5,690	5,502
Total current liabilities	100,474	171,952

Deferred rent	299,755	318,166
Deferred revenue	267,500	277,500
Long-term capital lease	3,146	4,641

Total liabilities	670,875	772,259

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 4,758,836 and 4,736,836 shares issued and
outstanding at 03/31/11 and 12/31/10, respectively	4,759	4,737
Additional paid-in capital	7,730,411	7,717,574
Compensation payable in stock	11	-
Accumulated deficit	(5,899,867)	(5,704,422)
Total stockholders' equity	1,835,314	2,017,889

Total liabilities and stockholders' equity	$2,506,189	$2,790,148

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
	For the three months ended
	March 31, 2011	March 31, 2010
Revenues
Cafe sales, net of discounts	$539,137	$550,699
Franchise royalties and fees	46,264	5,802
Total revenues	585,401	556,501

Cafe operating costs
Food, beverage and packaging costs	167,897	167,573
Labor and related expenses	151,398	157,427
Occupancy and related expenses	106,512	94,012
Marketing and advertising	34,993	21,659
General and administrative	132,853	130,462
Officer compensation	110,169	154,357
Investor relations fees	-	15,000
Pre-opening costs	-	8,744
Depreciation and amortization	76,690	70,760
Total costs and expenses	780,512	819,994
Loss from operations	(195,111)	(263,493)

Interest expense	(334)	(499)
Interest income	-	34

Loss from continuing operations before income taxes	(195,445)	(263,958)
Provision for income taxes	-	-
Loss from continuing operations	(195,445)	(263,958)
Discontinued operations:
Income from operations of discontinued
Fresh and Fast restaurant component	-	1,290
Income tax benefit	-	-
Income from discontinued operations	-	1,290
Net loss	$(195,445)	$(262,668)

Earnings per share - basic
Loss from continuing operations	$(0.04)	$(0.09)
Income from discontinued operations	-	0.00
Net loss per common share - basic and fully diluted	$(0.04)	$(0.09)

Weighted average common shares outstanding -
basic and diluted	4,746,125	2,779,014

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the three months ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net loss	$(195,445)	$(262,668)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation and amortization	76,690	70,760
Share-based compensation	12,870	55,650
Changes in operating assets and liabilities:
Accounts receivable	(15,451)	(467)
Inventory	(9,886)	(961)
Prepaid expenses	20,388	(20,786)
Current assets from discontinued operations	-	8,426
Other assets from discontinued operations	-	42,675
Accounts payable and accrued liabilities	(71,666)	(37,811)
Accounts payable and accrued liabilities from
discontinued operations	-	(29,531)
Deferred rent	(18,411)	(10,156)
Deferred revenue	(10,000)	30,000
Long-term liabilities from discontinued operations	-	(21,371)
Net cash (used) by operating activities	(210,911)	(176,240)

Cash flows from investing activities:
Due from U-Create Enterprises	2,484	(1,858)
Deposits	19,771	3,348
Purchase of fixed assets	(5,745)	(224,393)
Other asset	1,526	1,526
Net cash provided (used) by investing activities	18,036	(221,377)

Cash flows from financing activities:
Payments on capital lease obligation	(1,307)	(1,141)
Net cash provided by financing activities	(1,307)	(1,141)

Net change in cash	(194,182)	(398,758)

Cash, beginning of period	477,734	516,925

Cash, end of period	$283,552	$118,167

Supplemental disclosure of cash flow information:
Interest paid	$334	$499
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Healthy Fast Food, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s annual statement on Form 10-K filed on March 10, 2011 with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  The U-Swirl concept allows guests a broad choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of March 31, 2010, U-Swirl International, Inc. owned and operated six U-Swirl Yogurt cafes, sold seven franchise area development agreements including the first franchise agreement under the area development agreement, sold two single unit franchise agreements without an area development agreement, and sold one license agreement that was converted to a franchise agreement.

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

The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as “discontinued operations” (see Note 8 below).

Subsequent Events - The Company has evaluated subsequent events through May 13, 2011, the date it filed its report on Form 10-Q for the three months ended March 31, 2011 with the SEC.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  No amounts were in excess of the federally insured program at March 31, 2011 and December 31, 2010.

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to Cost of Sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of March 31, 2011 and December 31, 2010, inventories consisted of the following: food and beverages $22,239 and $27,139, non-foods $56,070 and $41,284, respectively.  The Company did not incur significant charges to Cost of Sales for spoilage during the periods then ended.

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

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. As of March 31, 2011 and December 31, 2010, we did not have any construction-in-process.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

Deposits - As of March 31, 2011 and December 31, 2010, deposits consisted of security deposits for multiple locations and prepayments of inventory items totaling $47,872 and $67,643, respectively.  All deposits are carried at the lower of fair value or cost.

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

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”).  Management has determined that the appropriate interpretation of FASB ASC 840-20-25, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity (addition to property and equipment) and a component of operating activities on the Statements of Cash Flows.  For the periods ended March 31, 2011 and December 31, 2010, the Company recorded deferred rent of $299,755 and $318,166, respectively, on its Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for the existing leases.

Marketing and Advertising Expense - The Company recognizes marketing and advertising expense as incurred.  The Company recognized marketing and advertising expense of $34,993 and $21,659 for the three months ended March 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of March 31, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Share-based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 718, “Share-Based Payment”, which requires all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on the grant date fair value of the awards.  Compensation expense is generally recognized over the vesting period.  During three months ended March 31, 2011 and 2010, the Company recognized share-based compensation expense totaling $12,870 and $55,650, respectively.  See Note 9 for further discussion.

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

Geographic Concentration - As of March 31, 2011, all of the Company’s cafe sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

Franchisee Concentration - As of March 31, 2011, all of the Company’s franchise royalties are derived from three franchisees, which may be impacted in the event of the franchisees’ inability to conduct a profitable business.

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

New Accounting Pronouncements - On December 21, 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis.  The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods.  The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings.  This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The provisions of ASU 2010-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 did not have a material impact on the Company’s financial statements.

3.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $195,445 for the three months ended March 31, 2011, and has accumulated net losses totaling $5,899,867 since inception.

The Company has been developing company-owned stores, as well as a franchise network through the sale of franchises and establishment of area representative agreements.  It has relied on fund raising and the sales of new franchises to augment the cash flow it receives from operating its company-owned stores.  The current economic conditions have resulted in lower-than-expected sales of new franchises, which have resulted in a significant decrease in its cash position.

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

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

4.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Café equipment	$907,392	$907,392
Signage	112,395	106,650
Furniture and fixtures	128,144	128,144
Computer equipment	105,737	105,737
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	1,168,673
Construction in process	-	-
	2,446,278	2,440,533
Less: accumulated depreciation	(514,106)	(437,416)
Leasehold improvements, property and equipment, net	$1,932,172	$2,003,117

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 totaled $76,690 and $70,760, respectively.

5.           FRANCHISE FEE AND ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $16,264 and $5,802 in royalty income for the three months ended March 31, 2011 and 2010, respectively.

The Company recognized $30,000 and $-0- in franchise fee income for the three months ended March 31, 2011 and 2010, respectively.

The Company deferred franchise fee and area representative agreement fee income of $267,500 and $277,500 as of March 31, 2011 and December 31, 2010, respectively.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

6.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for three months ended March 31, 2011 and 2010:

	2011	2010
Rent	$78,910	$67,866
Real estate taxes, insurance and CAM fees	13,104	13,660
Utilities	14,498	12,486
Occupancy and related expenses	$106,512	$94,012

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
7.	INTEREST INCOME AND EXPENSE

Interest income for the three months ended March 31, 2011 and 2010 totaled $-0- and $34, respectively.

Interest expense for the three months ended March 31, 2011 and 2010 totaled $334 and $499, respectively.

8.           DISCONTINUED OPERATIONS - FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Revenues	$-	$1,290
Net income (loss)	$-	$1,290

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010
Assets	$-	$-
Liabilities	(12,072)	(12,072)
Net liabilities	$(12,072)	$(12,072)

EVOS Severance Agreement - As of March 31, 2011, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of March 31, 2011, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

9.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2011, the Company granted 33,000 shares of its $0.001 par value common stock to officers and a director as share-based compensation.  The fair market value of the shares on the dates of grant totaled $12,870.  As of March 31, 2011, 11,000 of those shares were recorded as compensation payable in stock on the Balance Sheet because they had not been issued as of that date.

10.           RELATED PARTY TRANSACTIONS

The Company paid $-0- and $6,000 in rent for office space and inventory storage for the three months ended March 31, 2011 and 2010, respectively, to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $1,155 and $3,639 as of March 31, 2011 and December 31, 2010, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the

HEALTHY FAST FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

11.           LEGAL PROCEDINGS

On June 21, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a Notice of Charge of Discrimination against us with the United States Equal Employment Opportunity Commission (“EEOC”), asserting that she was denied equal terms and conditions of employment and compensation.  She is seeking monetary damages and stock in amounts yet to be determined.  The case remains at the administrative level and the EEOC is continuing its investigation.  We provided our initial Position Statement on August 30, 2010 and provided addition information on January 31, 2011 in response to a December 16, 2010 request.  Management of the Company believes that the claims are without merit and intends to contest the claims vigorously.  Ms. Hemingway is married to Gregory Janson, a former director and significant shareholder of our Company.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

12.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at March 31, 2011, and has not provided for any such contingencies, accordingly.

13.           SUBSEQUENT EVENTS

On April 27, 2011, the Company entered into a franchise agreement with Waco Swirl, LLC for one café in Waco, Texas. Waco Swirl, LLC paid an initial franchise fee in the amount of $15,000.

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

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  Our franchisee in Reno opened a second location in October 2010, and a third café is currently under construction and is expected to open in 2011.  We recently entered into a franchise agreements for a location in Marietta, Georgia, and a location in Waco, Texas, both of which are expected to open in 2011.  In addition, we have signed area development agreements as follows:

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

Results of Operations

Three Months Ended March 31, 2011.  For the three months ended March 31, 2011, our U-Swirl cafés generated $539,137 in sales, net of discounts, as compared to $550,699 for the three months ended March 31, 2010.  The slight decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of the cafés are located, and increased competition from other frozen yogurt retailers.

Our 2011 café operating costs were $425,807, or 79% of net sales revenues, resulting in café operating profit of $113,330, as compared to $419,012, or 76% of net sales revenues in 2010, resulting in café operating profit of $131,687.  The increase in café operating costs was due primarily to increased occupancy and related expenses, specifically increased rent and utilities expenses.  Our sixth company-owned café opened in mid-February 2010.  Accordingly, we had six company-owned cafés in operation during the entire 2011 quarter, as compared to five cafés in operation during the entire 2010 quarter.  Also, our lease rent for our cafés increase 3% each year according to the terms of the lease agreements.

We also generated $30,000 in franchise fee income and $16,264 in royalty income, for a total of $46,264 in franchise royalties and fees during the three months ended March 31, 2011.  During the three months ended March 31, 2010, we recognized only $5,802 in royalty income from one franchised café in Reno.  During the three months ended March 31, 2011, we had three franchised cafés in operation for the entire period and two franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $34,993 for the 2011 period as compared to $21,659 for the 2010 period, as we have hired a part-time marketing person to stimulate sales for our company-owned cafés.

For the three months ended March 31, 2011, general and administrative expense increased by $2,391 (2%) to $132,853.  The largest components of general and administrative expenses for the 2011 period were legal fees $34,090, accounting fees $15,120, insurance $9,435, and repairs and maintenance $12,591.

Officer compensation for the 2011 period decreased by $44,188 (29%) to $110,169, as the stock compensation portion of this expense decreased from $55,650 in 2010 to $12,870 in 2011 due to lower stock prices.

We incurred $15,000 of investor relations fees in the 2010 period compared to $-0- for the 2011 period, as we discontinued the services of a financial public relations firm in December 2010.

We did not have any pre-opening expenses in 2011, as our last company-owned café opened in February 2010.

Depreciation and amortization expense increased from $70,760 to $76,690, reflecting our increased base of leasehold improvements, property and equipment due to the operation of the six cafés as of  March 31, 2011.

Our loss from operations decreased by $68,382 for the three months ended March 31, 2011, primarily as a result of the $40,462 increase in franchise royalties and fees and $39,482 decrease in total costs and expenses.

As a result of the above, our net loss for the three months ended March 31, 2011 was $195,445, as compared to a loss of $262,668 for the comparable 2010 period.

Liquidity and Financial Condition

As of March 31, 2011.  At March 31, 2011, we had working capital of $374,824 and cash of $283,552, as compared to working capital of $495,063 and cash of $477,734 at December 31, 2010.

We had a net loss of $195,445 during the first three months of 2011, and operating activities used cash of $210,911.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $76,690 and share-based compensation of $12,870.  In comparison, operating activities used cash of $176,240 for the three months ended March 31, 2010, and the principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $70,760 and share-based compensation of $55,650.

Investing activities provided cash of $18,036 in 2011.  Pre-payments for inventory items are recorded as deposits.  When the items are received, they are then recorded as inventory and the amounts of prepayment are credited against deposits.  For 2011, we had deposit credits of $19,771, offset by $5,745 used to purchase signage for our new corporate headquarters located in Henderson, Nevada.   Leasehold improvements, property and equipment, net of accumulated depreciation, was $1,932,172 at March 31, 2011, as compared to $2,003,117 at December 31, 2010.  In comparison, we used $221,377 of cash for investing activities in 2010, of which $224,393 was used to purchase fixed assets at the sixth company-owned café that opened in February 2010.

We also used $1,307 for payments on capital lease obligations in 2011, as compared to $1,141 in 2010.

The Company deferred franchise fee and area representative agreement fee income of $267,500 as of March 31, 2011.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

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

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$8,836	$5,690	$3,146	$--	$--
Operating lease obligations	1,408,242	292,892	1,027,967	63,741	23,642
Total	$1,417,078	$298,582	$1,031,113	$63,741	$23,642

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

For the current fiscal year, we anticipate increased revenues from both café sales and franchise royalties and fees, while holding our non-café operating expenses to fiscal 2010 levels.  To the extent that actual revenues fall short of our projections, we will decrease our fixed overhead expenses.  Any decreases, however, are likely to impair our ability to market and sell franchises, as the expense reductions are likely to occur in the area of public relations, marketing and advertising.  We hope that as the number of franchised cafés in operation increases, our business will have more visibility to prospective franchisees, thereby mitigating the effects of reducing our public relations, marketing and advertising expenses.  In contrast to 2009, 2010 was a year of franchise expansion opportunities, and we expect franchise expansion to continue into 2011.  Accordingly, we must carefully manage expansion opportunities and optimize existing café performance.  By doing this, we believe our cash position will improve and the trend of losses will dissipate.

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

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We have no minimum purchase commitments with our vendors.  As of March 31, 2011 and December 31, 2010, inventories consisted of the following:  food and beverages totalling $22,238 and $27,139, and non-foods totalling $56,071 and $41,284, respectively.  We did not incur any significant charges to cost of sales for spoilage during these periods.

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

U-Swirl cafés currently under development are accounted for as construction-in-process.  Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset.  Construction-in-process is valued at the lower of cost or market.  As of March 31, 2011 and December 31, 2010, we did not have any construction-in-process.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  At March 31, 2011 and December 31, 2010, deposits consisted of security deposits for multiple locations and prepayments of inventory items totalling $47,872 and $67,643, respectively.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We defer revenue from the initial franchise fee until commencement of operations by the franchisee, at which time all of our services and obligations are substantially complete.  We recorded U-Swirl franchise fee revenue of $30,000 and $-0- during the three months ended March 31, 2011 and 2010, respectively.

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

On June 21, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a Notice of Charge of Discrimination against us with the United States Equal Employment Opportunity Commission (“EEOC”), asserting that she was denied equal terms and conditions of employment and compensation.  She is seeking monetary damages and stock in amounts yet to be determined.  The case remains at the administrative level and the EEOC is continuing its investigation.  We provided our initial Position Statement on August 30, 2010 and provided addition information on January 31, 2011 in response to a December 16, 2010 request.  Management of the Company believes that the claims are without merit and intends to contest the claims vigorously.  Ms. Hemingway is married to Gregory Janson, a former director and significant shareholder of our Company.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, we issued 33,000 shares of common stock to three officers valued at $12,870.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.  As of March 31, 2011, 11,000 of those shares had not been issued and were recorded as compensation payable in stock.  The $12,870 value includes the 11,000 shares that had not been issued as of March 31, 2011.

On October 21, 2010, we completed a secondary offering for net proceeds of $410,704.  All of the expenses of the offering, totaling $279,296, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Through March 31, 2011, $265,704 of the net proceeds had been used towards corporate overhead and operating loss of the cafés (working capital).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.                 Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(2)
4.1	Form of common stock certificate (3)
4.2	Form of Class A warrant (included in Exhibit 4.5)

Regulation S-K Number	Exhibit
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (4)
4.5	Form of 2008 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.6	Form of Class C warrant (included in Exhibit 4.7)
4.7	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (6)
4.8	Form of Representative’s Purchase Warrants (7)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (8)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (9)
10.4	Area Development Agreement for Monmouth County, New Jersey (10)
10.5	Area Development Agreement for Tucson, Arizona (11)
10.6	Form of Franchise Agreement (11)
10.7	Area Development Agreement for Boise, Idaho (10)
10.8	2011 Stock Option Plan (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 26, 2011.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(6)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed August 18, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(8)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.
(9)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2009, filed March 31, 2010.
(10)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed June 25, 2010.
(11)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed May 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY FAST FOOD, INC.

May 13, 2011	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Officer