Form 10-Q
period 2011-06-30
U-SWIRL, INC.
filed 2011-08-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________________ to ____________________

Commission file number 0-53130

U-SWIRL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2092180 (IRS Employer Identification No.)

1175 American Pacific, Suite C, Henderson, Nevada 89074
(Address of principal executive offices)                   (Zip Code)

(702) 586-8700
(Registrant’s telephone number, including area code)

Healthy Fast Food, Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,813,836 shares of Common Stock, $0.001 par value, as of August 10, 2011.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2011	December 31, 2010
ASSETS

Current assets
Cash	$447,693	$477,734
Accounts receivable, net	96,614	42,864
Due from U-Create Enterprises	4,873	3,639
Inventory	81,042	68,423
Prepaid expenses	53,657	74,355
Total current assets	683,879	667,015

Leasehold improvements, property and equipment, net	1,856,507	2,003,117

Other assets
Deposits	47,872	67,643
Other asset	49,322	52,373
Total other assets	97,194	120,016

Total assets	$2,637,580	$2,790,148

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$154,491	$154,378
Accounts payable and accrued liabilities from
discontinued operations	12,072	12,072
Current portion of long-term debt	5,885	5,502
Total current liabilities	172,448	171,952

Deferred rent	281,344	318,166
Deferred revenue	374,000	277,500
Long-term capital lease	1,600	4,641

Total liabilities	829,392	772,259

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 4,802,836 and 4,736,836 shares issued and
outstanding at 06/30/11 and 12/31/10, respectively	4,803	4,737
Additional paid-in capital	7,751,048	7,717,574
Accumulated deficit	(5,947,663)	(5,704,422)
Total stockholders' equity	1,808,188	2,017,889

Total liabilities and stockholders' equity	$2,637,580	$2,790,148

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Cafe sales, net of discounts	$740,221	$838,222	$1,279,358	$1,388,921
Franchise royalties and fees	84,228	8,008	130,493	13,810
Total revenues	824,449	846,230	1,409,851	1,402,731

Cafe operating costs
Food, beverage and packaging costs	226,647	248,266	394,544	415,839
Labor and related expenses	150,378	173,479	301,776	330,906
Occupancy and related expenses	124,097	108,893	230,609	202,905
Marketing and advertising	29,087	8,631	64,080	30,290
General and administrative	146,725	111,664	279,578	242,126
Officer compensation	118,176	138,527	228,345	292,884
Investor relations fees	-	15,000	-	30,000
Pre-opening costs	-	904	-	9,648
Depreciation and amortization	76,722	75,206	153,412	145,966
Total costs and expenses	871,832	880,570	1,652,344	1,700,564
Loss from operations	(47,383)	(34,340)	(242,493)	(297,833)

Interest expense	(414)	(591)	(748)	(1,090)
Interest income	-	-	-	34

Loss from continuing operations before income taxes	(47,797)	(34,931)	(243,241)	(298,889)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(47,797)	(34,931)	(243,241)	(298,889)
Discontinued operations:
Expenses from operations of discontinued
Fresh and Fast restaurant component	-	(4,112)	-	(2,822)
Income tax benefit	-	-	-	-
Income from discontinued operations	-	(4,112)	-	(2,822)
Net loss	$(47,797)	$(39,043)	$(243,241)	$(301,711)

Earnings per share - basic
Loss from continuing operations	$(0.01)	$(0.01)	$(0.05)	$(0.11)
Income from discontinued operations	-	(0.00)	-	(0.00)
Net loss per common share - basic and fully diluted	$(0.01)	$(0.01)	$(0.05)	$(0.11)

Weighted average common shares outstanding -
basic and diluted	4,776,069	2,841,347	4,761,219	2,810,283

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the six months ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net loss	$(243,241)	$(301,711)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation and amortization	153,412	145,966
Share-based compensation	23,540	99,650
Stock-based compensation	10,000	-
Changes in operating assets and liabilities:
Accounts receivable	(53,750)	2,726
Inventory	(12,619)	(8,181)
Prepaid expenses	20,698	(18,763)
Current assets from discontinued operations	-	8,426
Other assets from discontinued operations	-	42,675
Accounts payable and accrued liabilities	113	(41,457)
Accounts payable and accrued liabilities from
discontinued operations	-	(40,536)
Deferred rent	(36,822)	(20,312)
Deferred revenue	96,500	90,000
Long-term liabilities from discontinued operations	-	(35,620)
Net cash (used) by operating activities	(42,169)	(77,137)

Cash flows from investing activities:
Due from U-Create Enterprises	(1,234)	1,481
Deposits	19,771	10,370
Purchase of fixed assets	(6,802)	(224,393)
Other asset	3,051	3,051
Net cash provided (used) by investing activities	14,786	(209,491)

Cash flows from financing activities:
Deferred offering costs	-	(82,671)
Net proceeds from issuance of common stock	-	500
Payments on capital lease obligation	(2,658)	(2,323)
Net cash (used) by financing activities	(2,658)	(84,494)

Net change in cash	(30,041)	(371,122)

Cash, beginning of period	477,734	516,925

Cash, end of period	$447,693	$145,803

Supplemental disclosure of cash flow information:
Interest paid	$748	$1,090
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

U-Swirl, Inc., formerly Healthy Fast Food, Inc., (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  The U-Swirl concept allows guests a broad choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of June 30, 2011, U-Swirl International, Inc. owned and operated six U-Swirl Yogurt cafes, sold ten franchise area development agreements including the first franchise agreement under the area development agreement, sold three single unit franchise agreements without an area development agreement, and sold one license agreement that was converted to a franchise agreement.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s annual statement on Form 10-K filed on March 10, 2011 with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

Subsequent Events - The Company has evaluated subsequent events through August 15, 2011, the date it filed its report on Form 10-Q for the six months ended June 30, 2011 with the SEC.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  No amounts were in excess of the federally insured program at June 30, 2011 and December 31, 2010.

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to Cost of Sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of June 30, 2011 and December 31, 2010, inventories consisted of the following: food and beverages $31,065 and $27,139, non-foods $49,977 and $41,284, respectively.  The Company did not incur significant charges to Cost of Sales for spoilage during the periods then ended.

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

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. As of June 30, 2011 and December 31, 2010, we did not have any construction-in-process.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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

Deposits - As of June 30, 2011 and December 31, 2010, deposits consisted of security deposits for multiple locations and totaling $47,872 and $67,643, respectively.  All deposits are carried at the lower of fair value or cost.

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

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”).  Management has determined that the appropriate interpretation of FASB ASC 840-20-25, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity (addition to property and equipment) and a component of operating activities on the Statements of Cash Flows.  For the periods ended June 30, 2011 and December 31, 2010, the Company recorded deferred rent of $281,344 and $318,166, respectively, on its Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for the existing leases.

Marketing and Advertising Expense - The Company recognizes marketing and advertising expense as incurred.  The Company recognized marketing and advertising expense of $64,080 and $30,290 for the six months ended June 30, 2011 and 2010, respectively.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of June 30, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Share-based Compensation - In December 2004, the FASB issued FASB ASC 718, “Share-Based Payment”, which requires all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on the grant date fair value of the awards.  Compensation expense is generally recognized over the vesting period.  During six months ended June 30, 2011 and 2010, the Company recognized share-based compensation expense totaling $33,540 and $99,650, respectively.  See Notes 9 and 10 for further discussion.

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

Geographic Concentration - As of June 30, 2011, all of the Company’s cafe sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

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

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have an effect on our interim unaudited financial statements.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

3.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $243,241 for the six months ended June 30, 2011, and has accumulated net losses totaling $5,947,663 since inception.

The Company has been developing company-owned stores, as well as a franchise network through the sale of franchises and establishment of area development agreements.  It has relied on fund raising and the sales of new franchises to augment the cash flow it receives from operating its company-owned stores.  The current economic conditions have resulted in lower-than-expected sales of new franchises, which have resulted in a significant decrease in its cash position.

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

4.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Café equipment	$907,392	$907,392
Signage	112,395	106,650
Furniture and fixtures	128,144	128,144
Computer equipment	106,794	105,737
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	1,168,673
Construction in process	-	-
	2,447,335	2,440,533
Less: accumulated depreciation	(590,828)	(437,416)
Leasehold improvements, property and equipment, net	$1,856,507	$2,003,117

Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 totaled $153,412 and $145,966, respectively.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

5.           FRANCHISE FEE AND ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $41,993 and $13,810 in royalty income for the six months ended June 30, 2011 and 2010, respectively.

The Company recognized $88,500 and $-0- in franchise fee income for the six months ended June 30, 2011 and 2010, respectively.

The Company deferred franchise fee and area development agreement fee income of $374,000 and $277,500 as of June 30, 2011 and December 31, 2010, respectively.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

6.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for six months ended June 30, 2011 and 2010:

	2011	2010
Rent	$158,618	$150,301
Real estate taxes, insurance and CAM fees	38,922	21,612
Utilities	33,069	30,992
Occupancy and related expenses	$230,609	$202,905

7.	INTEREST INCOME AND EXPENSE

Interest income for the six months ended June 30, 2011 and 2010 totaled $-0- and $34, respectively.

Interest expense for the six months ended June 30, 2011 and 2010 totaled $748 and $1,090, respectively.

8.	DISCONTINUED OPERATIONS - FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the six months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Expenses	$-	$2,822
Net loss	$-	$(2,822)

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
Assets	$-	$-
Liabilities	(12,072)	(12,072)
Net liabilities	$(12,072)	$(12,072)

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

EVOS Severance Agreement - As of June 30, 2011, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of June 30, 2011, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

9.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2011, the Company granted 66,000 shares of its $0.001 par value common stock to officers as share-based compensation.  The fair market value of the shares on the dates of grant totaled $23,540.

10.	STOCK OPTIONS

On April 20, 2011, the Company’s stockholders adopted the 2011 Stock Option Plan that permits the granting of options to purchase up to 750,000 shares of the Company’s $0.001 par value common stock.  575,000 options were outstanding and 36,916 options were exercisable under the plan as of June 30, 2011.

On April 26, 2011, the Company granted 50,000 stock options under the Company’s 2011 Stock Option Plan to directors as stock-based compensation. The stock options are exercisable for five years at $0.37 per share into the Company’s $0.001 par value common stock and vest ratably over a two year period.  The fair market value of the shares on the date of grant totaled $13,468.

On May 16, 2011, the Company granted 525,000 stock options under the Company’s 2011 Stock Option Plan to three officers as stock-based compensation. The stock options are exercisable for five years at $0.42 per share into the Company’s $0.001 par value common stock and vest ratably over a two year period.  The fair market value of the shares on the date of grant totaled $142,324.

Average
	Number	Weighted	Remaining
	Of	Average	Contractual
	Shares	Exercise Price	Life in Years

Balance, December 31, 2010	-	$-	-
Options granted	575,000	0.42	4.97
Options expired	-	-	-
Options canceled	-	-	-
Options exercised	-	-	-
Balance, June 30, 2011	575,000	$0.42	4.97

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used is as follows:

Exercise price	$0.37 to $0.42
Expected dividends	0%
Expected volatility	125.65%
Risk fee interest rate	1.09% to 0.93%
Expected life of option (simplified method)	3 years
Expected forfeitures	0%

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

11.           RELATED PARTY TRANSACTIONS

The Company paid $-0- and $10,000 in rent for office space and inventory storage for the six months ended June 30, 2011 and 2010, respectively, to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $4,873 and $3,639 as of June 30, 2011 and December 31, 2010, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

12.           LEGAL PROCEDINGS

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

13.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at June 30, 2011, and has not provided for any such contingencies, accordingly.

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

History and Overview

U-Swirl, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on November 14, 2005 to own and operate EVOS fast food franchises.

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

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing. In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009. Our franchisee in Reno opened a second location in October 2010, and a third location in June 2011. We recently entered into franchise agreements for a location in Marietta, Georgia, and a location in Waco, Texas, both of which are expected to open in 2011. In addition, we have signed area development agreements as follows:

•	Phoenix, Arizona for the development of a minimum of seven cafés by November 2011 (of which three have been opened in 2011), three more cafés by November 2012 and a total of 23 cafés by November 2019;

•
Monmouth County, New Jersey for the development of a minimum of one café by February 2012, one more café by February 2013 and a total of three cafés by February 2014 (pursuant to the amended development schedule which is expected shortly);

•	Las Vegas, Nevada for the development of a minimum of one café by April 2011, one more café by April 2012 and a total of four cafés by April 2013;

•
Boise, Idaho for the development of a minimum of one café by June 2011 (which opened in November 2010) and a total of two cafés by June 2012 (the second café having opened in June 2011 and the third café having opened in July 2011);

•	Tucson, Arizona for the development of a minimum of one café by October 2011 (which opened in July 2011), one more café by October 2012 and a total of five cafés by October 2015;

•	Orlando, Florida for the development of a minimum of one café by December 2011 (which opened in July 2011), one café by December 2012 and a total of four cafés by December 2014;

•	Northern California for the development of a minimum of one café by January 2012 (which opened in June 2011) and a total of five cafés by January 2014;

•	New Mexico for the development of a minimum of one café by May 2012 and a total of ten cafés by May 2015;

•	Colorado Springs, Colorado for the development of a minimum of one café by May 2012 and a total of three cafés by May 2014; and

•	Montana for the development of a minimum of one café by June 2012 and a total of four cafés by June 2014.

In some cases, our area developers have encountered delays with lease negotiations, licensing and permitting issues, and construction schedules.  We have chosen to continue to work with the developers and, amend development schedules as necessary, rather than enforce the development schedules contained in their respective agreements, in an effort to promote and support our franchising efforts.

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

Results of Operations

Three Months Ended June 30, 2011.  For the three months ended June 30, 2011, our U-Swirl cafés generated $740,221 in sales, net of discounts, as compared to $838,222 for the three months ended June 30, 2010.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of the cafés are located, and increased competition from other frozen yogurt retailers.

Our 2011 café operating costs were $501,122, or 68% of net sales revenues, resulting in café operating profit of $239,099, as compared to $530,638, or 63% of net sales revenues in 2010, resulting in café operating profit of $307,584.  The increase in café operating costs as a percentage of net sales revenues was due primarily to higher rent and occupancy costs.

We also generated $58,500 in franchise fee income and $25,728 in royalty income, for a total of $84,228 in franchise royalties and fees during the three months ended June 30, 2011.  During the three months ended June 30, 2010, we recognized only $8,008 in royalty income from one franchised café in Reno.  During the three months ended June 30, 2011, we had five franchised cafés in operation for the entire period and four franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $29,087 for the 2011 period as compared to $8,631 for the 2010 period, as we have hired a part-time marketing person to stimulate sales for our company-owned cafés.

For the three months ended June 30, 2011, general and administrative expense increased by $35,061 (31%) to $146,725.  The largest components of general and administrative expenses for the 2011 period were repairs and maintenance $9,874, insurance $12,895, accounting $15,000 and legal $31,977.

Officer compensation for the 2011 period decreased by $20,351 (15%) to $118,176, as the stock compensation portion of this expense decreased from $30,250 in 2010 to $19,467 in 2011 due to lower stock prices.

We incurred $15,000 of investor relations fees in the 2010 period compared to $-0- for the 2011 period, as we discontinued the services of a financial public relations firm in December 2010.

We did not have any pre-opening expenses in 2011, as our last company-owned café opened in February 2010.

Depreciation and amortization expense increased from $75,206 to $76,722, reflecting our increased base of leasehold improvements, property and equipment due to the opening of our corporate offices in the current location.

Our loss from continuing operations increased by $12,866 for the three months ended June 30, 2011, primarily as a result of the $21,781 decrease in total revenues.

As a result of the above, our net loss for the three months ended June 30, 2011 was $47,797, as compared to a loss of $39,043 for the comparable 2010 period.

Six Months Ended June 30, 2011.  For the six months ended June 30, 2011, our U-Swirl cafés generated $1,279,358 in sales, net of discounts, as compared to $1,388,921 for the six months ended June 30, 2010.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of the cafés are located, and increased competition from other frozen yogurt retailers.

Our 2011 café operating costs were $926,929, or 72% of net sales revenues, resulting in café operating profit of $352,429, as compared to $949,650, or 68% of net sales revenues in 2010, resulting in café operating profit of $439,271.  The increase in café operating costs as a percentage of net sales revenues was due primarily to higher rent and occupancy costs.

We also generated $88,500 in franchise fee income and $41,993 in royalty income, for a total of $130,493 in franchise royalties and fees during the six months ended June 30, 2011.  During the six months ended June 30, 2010, we recognized only $13,810 in royalty income from one franchised café in Reno.  During the six months ended June 30, 2011, we had five franchised cafés in operation for the entire period and four franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $64,080 for the 2011 period as compared to $30,290 for the 2010 period, as we have hired a part-time marketing person to stimulate sales for our company-owned cafés.

For the six months ended June 30, 2011, general and administrative expense increased by $37,452 (15%) to $279,578.  The largest components of general and administrative expenses for the 2011 period were repairs and maintenance $22,466, insurance $22,784, accounting $30,120 and legal $66,067.

Officer compensation for the 2011 period decreased by $64,539 (22%) to $228,345, as the stock compensation portion of this expense decreased from $72,650 in 2010 to $32,337 in 2011 due to lower stock prices.

We incurred $30,000 of investor relations fees in the 2010 period compared to $-0- for the 2011 period, as we discontinued the services of a financial public relations firm in December 2010.

We did not have any pre-opening expenses in 2011, as our last company-owned café opened in February 2010.

Depreciation and amortization expense increased from $145,966 to $153,412, reflecting our increased base of leasehold improvements, property and equipment due to the opening of our corporate offices in the current location.

Our loss from continuing operations decreased by $55,648 for the six months ended June 30, 2011, primarily as a result of the $48,220 decrease in total costs and expenses.

As a result of the above, our net loss for the six months ended June 30, 2011 was $243,241, as compared to a loss of $301,711 for the comparable 2010 period.

Liquidity and Financial Condition

As of June 30, 2011.  At June 30, 2011, we had working capital of $511,431 and cash of $447,693, as compared to working capital of $495,063 and cash of $477,734 at December 31, 2010.

We had a net loss of $243,241 during the first six months of 2011, and operating activities used cash of $42,169.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $153,412, share-based compensation of $23,540, and stock-based compensation of $10,000.  In comparison, operating activities used cash of $77,137 for the six months ended June 30, 2010, and the principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $145,966 and share-based compensation of $99,650.

Investing activities provided cash of $14,786 in 2011.  Pre-payments for inventory items are recorded as deposits.  When the items are received, they are then recorded as inventory and the amounts of prepayment are credited against deposits.  For 2011, we had deposit credits of $19,771, offset by $6,802 used to purchase signage and equipment for our new corporate headquarters located in Henderson, Nevada.   Leasehold improvements, property and equipment, net of accumulated depreciation, was $1,856,507 at June 30, 2011, as compared to $2,003,117 at December 31, 2010.  In comparison, we used $209,491 of cash for investing activities in 2010, of which $224,393 was used to purchase fixed assets at the sixth company-owned café that opened in February 2010.

Cash used in financing activities was $2,658 in 2011, as compared to $84,494 in 2010.  We used $2,658 for payments on capital lease obligations in 2011, as compared to $2,323 in 2010, and deferred offering costs of $82,671 in 2010.

The Company had deferred franchise fee and area representative agreement fee income of $374,000 as of June 30, 2011.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

Going Concern

In its report prepared in connection with our 2010 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $243,241 for the six months ended June 30, 2011 and accumulated losses of $5,947,663 since inception, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend on the duration of the current economic downturn, our future performance, and our ability to successfully implement our business and growth strategies.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$7,484	$5,884	$1,600	$--	$--
Operating lease obligations	1,311,339	195,989	1,027,967	63,741	23,642
Total	$1,318,823	$201,873	$1,029,567	$63,741	$23,642

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

For the current fiscal year, we anticipate increased revenues from franchise royalties and fees, while holding our non-café operating expenses to fiscal 2010 levels.  To the extent that actual revenues fall short of our projections, we will decrease our fixed overhead expenses.  Any decreases, however, are likely to impair our ability to market and sell franchises, as the expense reductions are likely to occur in the area of public relations, marketing and advertising.  We hope that as the number of franchised cafés in operation increases, our business will have more visibility to prospective franchisees, thereby mitigating the effects of reducing our public relations, marketing and advertising expenses.  In contrast to 2009, 2010 was a year of franchise expansion opportunities, and we expect franchise expansion to continue into 2011.  Accordingly, we must carefully manage expansion opportunities and optimize existing café performance.  By doing this, we believe our cash position will improve and the trend of losses will dissipate.

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

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We have no minimum purchase commitments with our vendors.  As of June 30, 2011 and December 31, 2010, inventories consisted of the following:  food and beverages totalling $31,065 and $27,139, and non-foods totalling $49,977 and $41,284, respectively.  We did not incur any significant charges to cost of sales for spoilage during these periods.

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

U-Swirl cafés currently under development are accounted for as construction-in-process.  Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset.  Construction-in-process is valued at the lower of cost or market.  As of June 30, 2011 and December 31, 2010, we did not have any construction-in-process.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  At June 30, 2011 and December 31, 2010, deposits consisted of security deposits for multiple locations and prepayments of inventory items totalling $47,872 and $67,643, respectively.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We defer revenue from the initial franchise fee until commencement of operations by the franchisee, at which time all of our services and obligations are substantially complete.  We recorded U-Swirl franchise fee revenue of $88,500 and $-0- during the six months ended June 30, 2011 and 2010, respectively.

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

During the quarter ended June 30, 2011, we issued 33,000 shares of common stock to three officers valued at $10,670.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

On October 21, 2010, we completed a secondary offering for net proceeds of $410,704.  All of the expenses of the offering, totaling $279,296, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Through June 30, 2011, $296,000 of the net proceeds had been used towards corporate overhead and operating loss of the cafés (working capital).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(2)
4.1	Form of common stock certificate (3)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)

Regulation S-K Number	Exhibit
4.4	Form of unit certificate (4)
4.5	Form of 2008 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.6	Form of Class C warrant (included in Exhibit 4.7)
4.7	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (6)
4.8	Form of Representative’s Purchase Warrants (7)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (8)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (9)
10.4	Area Development Agreement for Monmouth County, New Jersey (10)
10.5	Area Development Agreement for Tucson, Arizona (11)
10.6	Form of Franchise Agreement (11)
10.7	Area Development Agreement for Boise, Idaho (10)
10.8	2011 Stock Option Plan (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
___________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 26, 2011.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(6)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed August 18, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(8)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.
(9)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2009, filed March 31, 2010.
(10)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed June 25, 2010.
(11)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed May 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-SWIRL, INC.

August 15, 2011	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Officer