Form 10-Q
period 2011-09-30
U-SWIRL, INC.
filed 2011-11-14
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes[  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [x]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,844,836 shares of Common Stock, $0.001 par value, as of November 10, 2011.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30, 2011	December 31, 2010
ASSETS

Current assets
Cash	$403,229	$477,734
Accounts receivable, net	100,709	42,864
Due from U-Create Enterprises	1,849	3,639
Inventory	114,650	68,423
Prepaid expenses	38,987	74,355
Total current assets	659,424	667,015

Leasehold improvements, property and equipment, net	1,780,332	2,003,117

Other assets
Deposits	47,872	67,643
Other asset	47,797	52,373
Total other assets	95,669	120,016

Total assets	$2,535,425	$2,790,148

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$142,408	$154,378
Accounts payable and accrued liabilities from
discontinued operations	12,072	12,072
Current portion of long-term debt	6,087	5,502
Total current liabilities	160,567	171,952

Deferred rent	262,932	318,166
Deferred revenue	345,083	277,500
Long-term capital lease	-	4,641

Total liabilities	768,582	772,259

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 4,824,836 and 4,736,836 shares issued and
outstanding at 09/30/11 and 12/31/10, respectively	4,825	4,737
Common stock payable	11	-
Additional paid-in capital	7,781,269	7,717,574
Accumulated deficit	(6,019,262)	(5,704,422)
Total stockholders' equity	1,766,843	2,017,889

Total liabilities and stockholders' equity	$2,535,425	$2,790,148

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Cafe sales, net of discounts	$693,701	$751,153	$1,973,059	$2,140,074
Franchise royalties and fees	109,102	9,250	239,595	23,060
Total revenues	802,803	760,403	2,212,654	2,163,134

Cafe operating costs
Food, beverage and packaging costs	222,561	208,151	617,105	623,990
Labor and related expenses	162,263	171,255	464,039	502,161
Occupancy and related expenses	118,986	130,147	349,595	333,052
Marketing and advertising	12,535	35,027	76,615	65,317
General and administrative	151,514	126,599	431,092	368,725
Officer compensation	129,482	123,359	357,827	389,243
Investor relations fees	-	24,800	-	81,800
Pre-opening costs	-	-	-	9,648
Depreciation and amortization	76,748	75,654	230,160	221,620
Total costs and expenses	874,089	894,992	2,526,433	2,595,556
Loss from operations	(71,286)	(134,589)	(313,779)	(432,422)

Interest expense	(313)	(419)	(1,061)	(1,509)
Interest income	-	-	-	34

Loss from continuing operations before income taxes	(71,599)	(135,008)	(314,840)	(433,897)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(71,599)	(135,008)	(314,840)	(433,897)
Discontinued operations:
Income (expense) from operations of discontinued
Fresh and Fast restaurant component	-	77,303	-	74,481
Income tax benefit	-	-	-	-
Income from discontinued operations	-	77,303	-	74,481
Net loss	$(71,599)	$(57,705)	$(314,840)	$(359,416)

Earnings per share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.05)	$(0.07)	$(0.15)
Income from discontinued operations	-	0.03	-	0.03
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.12)

Weighted average common shares outstanding -
basic and diluted	4,811,781	2,925,155	4,778,288	2,849,044

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	Unaudited
	For the nine months ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net loss	$(314,840)	$(359,416)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation and amortization	230,160	221,620
Share-based compensation	34,320	131,010
Stock-based compensation	29,474	-
Changes in operating assets and liabilities:
Accounts receivable	(57,845)	(3,758)
Inventory	(46,227)	(17,668)
Prepaid expenses	35,368	3,782
Current assets from discontinued operations	-	8,426
Other assets from discontinued operations	-	85,351
Accounts payable and accrued liabilities	(11,970)	(37,330)
Accounts payable and accrued liabilities from
discontinued operations	-	(142,881)
Deferred rent	(55,234)	(25,322)
Deferred revenue	67,583	110,000
Long-term liabilities from discontinued operations	-	(53,253)
Net cash (used) by operating activities	(89,211)	(79,439)

Cash flows from investing activities:
Due from U-Create Enterprises	1,790	117
Deposits	19,771	8,890
Purchase of fixed assets	(7,375)	(239,876)
Other asset	4,576	4,577
Net cash provided (used) by investing activities	18,762	(226,292)

Cash flows from financing activities:
Deferred offering costs	-	(118,524)
Net proceeds from issuance of common stock	-	500
Payments on capital lease obligation	(4,056)	(3,544)
Net cash (used) by financing activities	(4,056)	(121,568)

Net change in cash	(74,505)	(427,299)

Cash, beginning of period	477,734	516,925

Cash, end of period	$403,229	$89,626

Supplemental disclosure of cash flow information:
Interest paid	$1,061	$1,509
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

1.           DESCRIPTION OF BUSINESS

U-Swirl, Inc., formerly Healthy Fast Food, Inc., (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  The U-Swirl concept allows guests a broad choice in frozen yogurt by providing 16 non-fat flavors, including tart, traditional and no sugar-added options and more than 40 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of September 30, 2011, U-Swirl International, Inc. owned and operated six U-Swirl Yogurt cafes, sold eleven franchise area development agreements including the first franchise agreement under the area development agreement, sold four single unit franchise agreements without an area development agreement, and sold one license agreement that was converted to a franchise agreement.

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

The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as discontinued operations.  See Note 8 for further discussion.

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

Subsequent Events - The Company has evaluated subsequent events through November 14, 2011, the date the Company filed its report on Form 10-Q for the nine months ended September 30, 2011 with the SEC.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  No amounts were in excess of the federally insured program for the periods ended September 30, 2011 and December 31, 2010.

Accounts Receivable, net - The Company monitors its exposure to losses on accounts receivable and maintains an allowance for potential losses or adjustments.  The Company reserves an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.  Past due accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due.  Allowance for doubtful accounts totaled $17,500 and $-0- at September 30, 2011 and December 31, 2010, respectively.

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of September 30, 2011 and December 31, 2010, inventories consisted of the following: food and beverages of $38,241 and $27,139 and non-foods of $76,409 and $41,284, respectively.  The Company did not incur significant charges to cost of sales for spoilage during the periods then ended.

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

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. As of September 30, 2011 and December 31, 2010, we did not have any construction-in-process.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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

Deposits - As of September 30, 2011 and December 31, 2010, deposits consisted of security deposits for multiple locations.  All deposits are carried at the lower of fair value or cost.

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

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”).  Management has determined that the appropriate interpretation of FASB ASC 840-20-25, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity (addition to property and equipment) and a component of operating activities on the Statements of Cash Flows.  As of September 30, 2011 and December 31, 2010, the Company recorded deferred rent of $262,932 and $318,166, respectively, on its Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for the existing leases.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Marketing and Advertising Expense - The Company recognizes marketing and advertising expense as incurred.  The Company recognized marketing and advertising expense of $76,615 and $65,317 for the nine months ended September 30, 2011 and 2010, respectively.

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of September 30, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Share-based Compensation - In December 2004, the FASB issued FASB ASC 718, “Share-Based Payment”, which requires all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on the grant date fair value of the awards.  Compensation expense is generally recognized over the vesting period.  During nine months ended September 30, 2011 and 2010, the Company recognized share-based compensation expense totaling $34,320 and $131,010, and stock-based compensation of $29,474 and $-0-, respectively.  See Notes 9 and 10 for further discussion.

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

Geographic Concentration - As of September 30, 2011, all of the Company’s cafe sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Costs and expenses are recognized during the period in which they are incurred.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have an effect the Company’s interim unaudited financial statements.

3.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $314,840 for the nine months ended September 30, 2011, and has accumulated net losses totaling $6,019,262 since inception.

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

4.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Café equipment	$907,392	$907,392
Signage	112,395	106,650
Furniture and fixtures	128,144	128,144
Computer equipment	107,367	105,737
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	1,168,673
Construction in process	-	-
	2,447,908	2,440,533
Less: accumulated depreciation	(667,576)	(437,416)
Leasehold improvements, property and equipment, net	$1,780,332	$2,003,117

Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 totaled $230,160 and $221,620, respectively.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

5.           FRANCHISE FEE AND ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $157,417 and $-0- in franchise fee income for the nine months ended September 30, 2011 and 2010, respectively.

The Company recognized $82,178 and $23,060 in royalty income for the nine months ended September 30, 2011 and 2010, respectively.

The Company deferred franchise fee and area development agreement fee income of $345,083 and $277,500 as of September 30, 2011 and December 31, 2010, respectively.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

6.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for nine months ended September 30, 2011 and 2010:
	2011	2010
Rent	$242,757	$243,257
Real estate taxes, insurance and CAM fees	49,855	37,478
Utilities	56,983	52,317
Occupancy and related expenses	$349,595	$333,052

7.	INTEREST INCOME AND EXPENSE

Interest income for the nine months ended September 30, 2011 and 2010 totaled $-0- and $34, respectively.

Interest expense for the nine months ended September 30, 2011 and 2010 totaled $1,061 and $1,509, respectively.

8.	DISCONTINUED OPERATIONS - FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Revenues	$-	$84,045
Expenses	-	(9,564)
Net income	$-	$74,481

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
Assets	$-	$-
Liabilities	(12,072)	(12,072)
Net liabilities	$(12,072)	$(12,072)

EVOS Severance Agreement - As of September 30, 2011, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of September 30, 2011, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

9.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2011, the Company granted 99,000 shares of its $0.001 par value common stock to officers as share-based compensation.  The fair market value of the shares on the dates of grant totaled $34,320.  As of September 30, 2011, 11,000 of those shares had not been issued and are recorded as compensation payable in stock.

10.	STOCK OPTIONS

On April 20, 2011, the Company’s stockholders adopted the 2011 Stock Option Plan that permits the granting of options to purchase up to 750,000 shares of the Company’s $0.001 par value common stock.  575,000 options were outstanding and 36,916 options were exercisable under the plan as of September 30, 2011.

On April 26, 2011, the Company granted 50,000 stock options under the Company’s 2011 Stock Option Plan to directors as stock-based compensation. The stock options are exercisable for five years at $0.37 per share into the Company’s $0.001 par value common stock and vest ratably over a two year period.  The fair market value of the shares on the date of grant totaled $13,468, of which $2,887 has been expensed during the nine months ended of September 30, 2011.

On May 16, 2011, the Company granted 525,000 stock options under the Company’s 2011 Stock Option Plan to three officers as stock-based compensation. The stock options are exercisable for five years at $0.42 per share into the Company’s $0.001 par value common stock and vest ratably over a two year period.  The fair market value of the shares on the date of grant totaled $142,324, of which $26,587 has been expensed during the nine months ended September 30, 2011.

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Below is a summary of the Company’s stock option activity:

Average
	Number	Weighted	Remaining
	Of	Average	Contractual
	Shares	Exercise Price	Life in Years

Balance, December 31, 2010	-	$-	-
Options granted	575,000	0.42	4.97
Options expired	-	-	-
Options canceled	-	-	-
Options exercised	-	-	-
Balance, September 30, 2011	575,000	$0.42	4.97

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

11.           RELATED PARTY TRANSACTIONS

The Company paid $-0- and $10,000 in rent for office space and inventory storage for the nine months ended September 30, 2011 and 2010, respectively, to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $1,849 and $3,639 as of September 30, 2011 and December 31, 2010, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

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

U-SWIRL, INC.
(FORMERLY HEALTHY FAST FOOD, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

13.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at September 30, 2011, and has not provided for any such contingencies, accordingly.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  Our franchisee in Reno opened a second location in October 2010, and a third café in June 2011.  We recently entered into franchise agreements for locations in Marietta, Georgia; Waco, Texas; Philadelphia, Pennsylvania; and the Salt Lake City, Utah area.  The Waco and Sandy, Utah cafés opened in September 2011.  In addition, we have signed area development agreements as follows:

•	Phoenix, Arizona for the development of a minimum of seven cafés by November 2011 (of which three have been opened in 2011), three more cafés by November 2012 and a total of 23 cafés by November 2019;

•
Monmouth County, New Jersey for the development of a minimum of one café by February 2012, one more café by February 2013 and a total of three cafés by February 2014 (pursuant to an amended development schedule);

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

Results of Operations

Three Months Ended September 30, 2011.  For the three months ended September 30, 2011, our U-Swirl cafés generated $693,701 in sales, net of discounts, as compared to $751,153 for the three months ended September 30, 2010.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of the cafés are located, and increased competition from other frozen yogurt retailers.

Our 2011 café operating costs were $503,810, or 73% of net sales revenues, resulting in café operating profit of $189,891, as compared to $509,553, or 68% of net sales revenues in 2010, resulting in café operating profit of $241,600.  The increase in café operating costs as a percentage of net sales revenues was due primarily to higher food, beverage and packaging costs.  We offered a special promotion which resulted in more product being given without corresponding sales revenues.

We also generated $68,917 in franchise fee income and $40,185 in royalty income, for a total of $109,102 in franchise royalties and fees during the three months ended September 30, 2011.  During the three months ended September 30, 2010, we recognized only $9,250 in royalty income from one franchised café in Reno.  During the three months ended September 30, 2011, we had nine franchised cafés in operation for the entire period and five franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $12,535 for the 2011 period as compared to $35,027 for the 2010 period.  This decrease is a result of the reduced volume of print ads, radio advertising and store promotions offered during 2011.

For the three months ended September 30, 2011, general and administrative expense increased by $24,915 (20%) to $151,514.  The largest components of general and administrative expenses for the 2011 period were legal fees $28,490, accounting fees $6,250, repairs and maintenance $10,839, insurance $6,984, and credit card fees $14,634.

Officer compensation for the 2011 period increased by $6,123 (5%) to $129,482, as the share compensation portion of this expense decreased from $21,560 in 2010 to $10,780 in 2011 due to lower stock prices.

We incurred $24,800 of investor relations fees in the 2010 period compared to $-0- for the 2011 period, as we discontinued the services of a financial public relations firm in December 2010.

We did not have any pre-opening expenses in 2011, as our last company-owned café opened in February 2010.

Depreciation and amortization expense increased from $75,654 to $76,748, reflecting our increased base of leasehold improvements, property and equipment due to the opening of our corporate offices in the current location.

Our loss from continuing operations decreased by $63,409 for the three months ended September 30, 2011, primarily as a result of the $42,400 increase in total revenues and $20,903 decrease in operating expenses.

As described above, we briefly operated under a concept known as “Fresh and Fast,” and closed the two restaurants in August 2009.  We reflected activities related to this concept as discontinued operations in our financial statements.  For the three months ended September 30, 2010, we realized a gain of $77,303. At the time of closure, we were liable for the leases of the two abandoned restaurants. In August 2010, we reached an agreement with the landlord of one of the locations and settled the liability for $25,000. As a result of the settlement, we wrote off the remaining lease liability which resulted in a gain from discontinued operations.

As a result of the above, our net loss for the three months ended September 30, 2011 was $71,599, as compared to a loss of $57,705 for the comparable 2010 period.

Nine Months Ended September 30, 2011.  For the nine months ended September 30, 2011, our U-Swirl cafés generated $1,973,059 in sales, net of discounts, as compared to $2,140,074 for the nine months ended September 30, 2010.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of the cafés are located, and increased competition from other frozen yogurt retailers.

Our 2011 café operating costs were $1,430,739, or 73% of net sales revenues, resulting in café operating profit of $542,320, as compared to $1,459,203, or 68% of net sales revenues in 2010, resulting in café operating profit of $680,871.  The increase in café operating costs as a percentage of net sales revenues was due primarily to higher rent and occupancy costs and higher food, beverage and packaging costs.

We also generated $157,417 in franchise fee income and $82,178 in royalty income, for a total of $239,595 in franchise royalties and fees during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, we recognized only $23,060 in royalty income from one franchised café in Reno.  During the nine months ended September 30, 2011, we had three franchised cafés in operation for the entire period and eleven franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $76,615 for the 2011 period as compared to $65,317 for the 2010 period, as we have hired a part-time marketing person to stimulate sales for our company-owned cafés.

For the nine months ended September 30, 2011, general and administrative expense increased by $62,367 (17%) to $431,092.  The largest components of general and administrative expenses for the 2011 period were legal fees $94,557, accounting fees $36,370, repairs and maintenance $33,305, insurance $29,768, and credit card fees $34,721.

Officer compensation for the 2011 period decreased by $31,416 (8%) to $357,827, as the share compensation portion of this expense decreased from $94,210 in 2010 to $60,907 in 2011 due to lower stock prices.

We incurred $81,800 of investor relations fees in the 2010 period compared to $-0- for the 2011 period, as we discontinued the services of a financial public relations firm in December 2010.

We did not have any pre-opening expenses in 2011, compared to $9,648 in 2010, as our last company-owned café opened in February 2010.

Depreciation and amortization expense increased from $221,620 to $230,160, reflecting our increased base of leasehold improvements, property and equipment due to the opening of our corporate offices in the current location.

Our loss from continuing operations decreased by $119,057 for the nine months ended September 30, 2011, primarily as a result of the $49,520 increase in total revenues and the $69,123 decrease in operating expenses.

As described above, we accounted for the “Fresh and Fast” concept divestiture as “discontinued operations.” For the nine months ended September 30, 2010, we realized a gain of $74,481, resulting from the settlement of a lease liability.

As a result of the above, our net loss for the nine months ended September 30, 2011 was $314,840, as compared to a loss of $359,416 for the comparable 2010 period.

Liquidity and Financial Condition

As of September 30, 2011.  At September 30, 2011, we had working capital of $498,857 and cash of $403,229, as compared to working capital of $495,063 and cash of $477,734 at December 31, 2010.

We had a net loss of $314,840 during the first nine months of 2011, and operating activities used cash of $89,211.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $230,160, share-based compensation of $34,320, and stock-based compensation of $29,474.  In comparison, operating activities used cash of $79,439 for the nine months ended September 30, 2010, and the principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $221,620 and share-based compensation of $131,010.

Investing activities provided cash of $18,762 in 2011.  Pre-payments for inventory items are recorded as deposits.  When the items are received, they are then recorded as inventory and the amounts of prepayment are credited against deposits.  For 2011, we had deposit credits of $19,771, offset by $7,375 used to purchase signage and equipment for our new corporate headquarters located in Henderson, Nevada.   Leasehold improvements, property and equipment, net of accumulated depreciation, was $1,780,332 at September 30, 2011, as compared to $2,003,117 at December 31, 2010.  In comparison, we used $226,292 of cash for investing activities in 2010, of which $239,876 was used to purchase fixed assets at the sixth company-owned café that opened in February 2010.

Cash used by financing activities was $4,056 in 2011, as compared to cash used of $121,568 in 2010.  The Company used $4,056 and $3,544 for payments on capital lease obligations and $-0- and $118,524 for deferred offering costs, respectively.

The Company had deferred franchise fee and area representative agreement fee revenues of $345,083 as of September 30, 2011.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

Going Concern

In its report prepared in connection with our 2010 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $314,840 for the nine months ended September 30, 2011 and accumulated losses of $6,019,262 since inception, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend on the duration of the current economic downturn, our future performance, and our ability to successfully implement our business and growth strategies.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$6,087	$6,087	$-	$--	$--
Operating lease obligations	1,213,729	98,379	1,027,967	63,741	23,642
Total	$1,219,816	$104,466	$1,027,967	$63,741	$23,642

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

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of September 30, 2011 and December 31, 2010, inventories consisted of the following: food and beverages of $38,241 and $27,139 and non-foods of $76,409 and $41,284, respectively.  The Company did not incur significant charges to cost of sales for spoilage during the periods then ended.

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

U-Swirl cafés currently under development are accounted for as construction-in-process.  Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project.  Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset.  Construction-in-process is valued at the lower of cost or market.  As of September 30, 2011 and December 31, 2010, we did not have any construction-in-process.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Deposits.  At September 30, 2011 and December 31, 2010, deposits consisted of security deposits for multiple locations.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor will be derived from cafés in U-Swirl International, Inc.’s worldwide territory and will include initial franchise fees, continuing service fees and royalties.  Continuing service fees and royalties will be recognized in the period in which they are earned.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchisor has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We defer revenue from the initial franchise fee until commencement of operations by the franchisee, at which time all of our services and obligations are substantially complete.  We recorded U-Swirl franchise fee revenue of $157,417 and $-0- during the nine months ended September 30, 2011 and 2010, respectively.

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

During the quarter ended September 30, 2011, we issued 33,000 shares of common stock to three officers valued at $10,780.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

On October 21, 2010, we completed a secondary offering for net proceeds of $410,704.  All of the expenses of the offering, totaling $279,296, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Through September 30, 2011, $340,000 of the net proceeds had been used towards corporate overhead and operating loss of the cafés (working capital).

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

U-SWIRL, INC.

November 14, 2011	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer and Interim Chief Financial Officer