Form 10-K
period 2011-12-31
U-SWIRL, INC.
filed 2012-03-28
CIK 1355304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-53130

U-Swirl, Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-2092180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1175 American Pacific, Suite C, Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 586-8700

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
☒ Yes                   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,164,701 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  4,890,836 shares of common stock as of March 12, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives.  In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  You should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

U-SWIRL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

PART I

Item 1.	Business

We are in the business of offering consumers frozen desserts such as yogurt and sorbet.  We are launching a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and are franchising this concept.  We have built and operate cafés owned and operated by the Company (“company-owned”) and franchise to others the right to own and operate U-Swirl cafés.

We currently own and operate six U-Swirl Frozen Yogurt cafés in the Las Vegas metropolitan area, and have 20 franchised locations in operation across the country.  U-Swirl allows guests a broad choice in frozen yogurt by providing up to 20 non-fat and low-fat flavors, including tart, traditional and no sugar-added options and up to 70 toppings, including seasonal fresh fruit, sauces, candy and granola.  Guests serve themselves and pay by the ounce instead of by the cup size.  Similar to a coffee shop hangout, locations are furnished with couches and tables and patio seating.

The following table provides summary detail regarding our current locations:

Location	Date Opened	Ownership
790 Coronado Center Drive, Henderson, Nevada	April 19, 2008	Franchised
305 N. Nellis Avenue, Las Vegas, Nevada	March 24, 2009	Company-owned
7595 W. Washington Avenue, Las Vegas, Nevada	April 8, 2009	Company-owned
9795 W. Charleston Boulevard, Las Vegas, Nevada	August 7, 2009	Company-owned
6592 N. Decatur Boulevard, Las Vegas, Nevada	August 21, 2009	Company-owned
2300 Paseo Verde Parkway, Henderson, Nevada	September 23, 2009	Company-owned
57 Damonte Ranch Parkway, Suite D, Reno, Nevada	October 24, 2009	Franchised
9360 W. Flamingo Road, Las Vegas, Nevada	February 13, 2010	Company-owned
2870 North Towne Lane, Suite 106-107, Reno, Nevada	October 23, 2010	Franchised
3919 N. Eagle Road, Suite 115, Meridian, Idaho	November 27, 2010	Franchised
1230 East Baseline Road, Mesa, Arizona	February 19, 2011	Franchised
6204 N. Scottsdale Road, Suite 103, Scottsdale, Arizona	February 25, 2011	Franchised
8184 W. Overland Road, Boise, Idaho	June 3, 2011	Franchised
3009 W. Agua Fria Freeway, Suite 3, Phoenix, Arizona	June 5, 2011	Franchised
5115 Mae Ane, Suite A, Reno, Nevada	June 13, 2011	Franchised
605 Mangrove Avenue, Suite 125, Chico, California	June 28, 2011	Franchised
3587 E. Broadway Boulevard, Tucson, Arizona	July 5, 2011	Franchised
1119 S. 12th Avenue Road, Nampa, Idaho	July 10, 2011	Franchised
5761 U.S. Hwy 17-92, Suite 1021, Casselberry, Florida	July 21, 2011	Franchised
100 New Road, Waco, Texas	September 14, 2011	Franchised
10367 S. State Street, Sandy, Utah	September 14, 2011	Franchised
241 East 12300 South Draper, Utah	October 7, 2011	Franchised
209 NW State Street, American Fork, Utah	December 16, 2011	Franchised
1220 S.W. Higgins, Missoula, Montana	January 20, 2012	Franchised
8104 Wyoming Blvd NE, Suite A Albuquerque, New Mexico	February 12, 2012	Franchised
115 Harvard Drive SE, Unit 7, Albuquerque, New Mexico	March 22, 2012	Franchised

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

We opened our first company-owned U-Swirl location in Las Vegas, Nevada, in March 2009, and currently there are 26 U-Swirl cafés that have been opened including six company-owned cafés and 20 franchisee-owned cafés.  We plan to have at least 31 U-Swirl cafés operating by the end of 2012 and have entered into agreements for the third party development of an additional 18 cafés by the end of 2013.

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  Our franchisee in Reno opened a second location in October 2010, and a third café in June 2011.  We recently entered into franchise agreements for locations in Marietta, Georgia; Waco, Texas; and Philadelphia, Pennsylvania.  The Waco, Texas café opened in September 2011.  In addition, we have signed area development agreements as follows:

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

•	Tucson, Arizona for the development of a minimum of one café by October 2011 (which opened in July 2011), one more café by October 2012 and a total of five cafés by October 2015;

•	Orlando, Florida for the development of a minimum of one café by December 2011 (which opened in July 2011), one café by December 2012 and a total of four cafés by December 2014;

•	Northern California for the development of a minimum of one café by January 2012 (which opened in June 2011) and a total of five cafés by January 2014;

•	New Mexico for the development of a minimum of one café by May 2012 (which opened in February 2012) and a total of ten cafés by May 2015 (the second café having opened in March 2012);

•	Colorado Springs, Colorado for the development of a minimum of one café by May 2012 and a total of three cafés by May 2014;

•	Montana for the development of a minimum of one café by June 2012 (which opened in January 2012) and a total of four cafés by June 2014;

•	Salt Lake City, Provo and Ogden, Utah for the development of a minimum of one café by September 2012 and a total of two cafés by September 2013 (with a total of three cafés being opened in 2011) ; and

•	Houston, Texas for the development of a minimum of two cafés by December 2012 and a total of ten cafés by December 2015.

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

We believe that women and children/young adults comprise our targeted market based upon the observations of the staff in our U-Swirl cafés.

Competition

We believe that each of the following frozen yogurt franchises may provide competition to U-Swirl:
•	TCBY – approximately 470 locations worldwide; some self-serve locations

•
Pinkberry – approximately 170 locations in Alabama, Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Hawaii, Illinois, Louisiana, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Rhode Island, Tennessee, Texas, Virginia, Canada, Peru, Philippines, Russia, United Kingdom, and several countries in the Middle East; not self-serve

•	Golden Spoon – approximately 120 locations in Arizona, California, Colorado, Nevada, Utah, Canada, Japan and the Philippines; not self-serve

•
Red Mango – approximately 140 locations in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Texas, Utah, Virginia, Washington and Wisconsin; some self-serve locations

•
Yogurtland – approximately 170 locations in Alaska, Arizona, California, Colorado, Florida, Georgia, Guam, Hawaii, Louisiana, Missouri, Nevada, New Jersey, Oregon, Texas, Utah, Washington, Mexico and Japan; self-serve

•
Menchie’s – approximately 160 locations in Alabama, Alaska, Arizona, California, Colorado, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wyoming, and 18 countries around the world; self-serve

•	Orange Leaf – approximately 130 locations in Alabama, Arkansas, Arizona, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana,

Massachusetts, Mississippi, Missouri, Nebraska, New York, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah and Washington; self-serve

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

With six company-owned cafés and 20 franchised cafés in operation, we now identify qualified candidates through referrals from other franchisees, inquiries on our web site and customers of U-Swirl cafés.

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

Franchise Development and Operations

The estimated initial investment for a U-Swirl franchise is $360,000 to $465,000, exclusive of real estate costs.  Franchisees pay an initial franchise fee of $25,000 for a single unit.  Area developers pay a development fee of $25,000, which includes the initial franchise fee for the first café, plus $5,000 for each additional café constituting the minimum number of units for an area development agreement.  The minimum number is that number of cafés we determine should be opened in the development area.  The development fee of $25,000 is applied to the initial franchise fee to be developed under the agreement and for each successive café the franchise fee is $15,000.  The development fee is not refundable.

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

Our existing franchisees pay a 3% royalty on monthly net sales and may pay an additional 2% to support national and regional advertising efforts once we determine that the system has grown to a sufficient size to warrant these efforts.  We expect to increase the royalty to 5% for new franchisees to our system within the next few months.  We require franchisees to dedicate at least 1% of net sales to local advertising.

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

Currently, all of the frozen yogurt served in our cafés is purchased from YoCream International, Inc. and all of the frozen yogurt dispensing equipment is purchased from Taylor Company and/or Stoelting Food Service Equipment Company.  We source toppings and supplies from local area distributors.  We believe that all of these items are readily available from other sources.

Each franchise agreement has a 15-year term and may be renewed for up to two additional 15-year terms.  Transfers by the franchisees are permitted with our approval, but we have a first right of refusal to purchase the franchise business.  Upon termination of the franchise agreement, we have the option to purchase the assets used in the franchise business at fair market value.

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

The franchises that we offer are subject to federal and state laws pertaining to franchising.  These laws require that certain information be provided to franchise prospects at certain times and regulate what can be said and done during the offering process.  Some states require the FDD to be registered and renewed on an annual basis.

Employees

Our U-Swirl cafés have approximately five full-time employees and 35 part-time employees that work various shifts.  The cafés are open seven days per week generally from 11:00 a.m. to 11:00 p.m. or midnight.  In addition to the employees at the cafés, we had 4 full-time employees as of December 31 2011, consisting of our chief executive officer and one person for each of the following functions: café site selection and build out, franchise sales, café operations and administration.  In addition, we had 3 part-time employees and a consultant who serves as our National Operations Consultant.

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

On June 21, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a Notice of Charge of Discrimination against us with the United States Equal Employment Opportunity Commission (“EEOC”), asserting that she was denied equal terms and conditions of employment and compensation.  She sought monetary damages and an unspecified amount of stock.  We entered into a settlement agreement with Ms. Hemingway in February 2012 and paid the first installment of the $22,500 settlement.  Ms. Hemingway is married to Gregory Janson, a former director.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are quoted on the OTC Markets - OTCQB under the symbol “SWRL.”  In addition, our shares were quoted on the OTC Bulletin Board from April 17, 2008 to August 9, 2010.

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal years ended December 31, 2010 and 2011.  These quotations reflect inter-dealer prices quoted on the OTC Bulletin Board and OTCQB without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2010 Fiscal Year:
March 31, 2010	$2.85	$0.50
June 30, 2010	$1.00	$0.50
September 30, 2010	$0.85	$0.49
December 31, 2010	$0.75	$0.25

2011 Fiscal Year:
March 31, 2011	$0.42	$0.30
June 30, 2011	$0.40	$0.28
September 30, 2011	$0.40	$0.25
December 31, 2011	$0.35	$0.22

On March 12, 2012, the closing price for the common stock on the OTCQB was $0.165 per share.

Holders and Dividends

As of March 12, 2012, there were 45 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2011, we issued 33,000 shares of common stock to three officers for services valued at $9,570.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

Use of Proceeds

On October 21, 2010, we completed a secondary offering for net proceeds of $410,704.  All of the expenses of the offering, totaling $279,296, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Through December 31, 2011, all of the net proceeds had been used towards corporate overhead.

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

History and Overview

We were incorporated under the laws of the state of Nevada on November 14, 2005 to own and operate EVOS fast food franchises as “Healthy Fast Food.”

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

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  Our franchisee in Reno opened a second location in October 2010, and a third café in June 2011.  We recently entered into franchise agreements for locations in Marietta, Georgia; Waco, Texas; and Philadelphia, Pennsylvania.  The Waco, Texas café opened in September 2011.  In addition, we have signed area development agreements as follows:

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

•	Tucson, Arizona for the development of a minimum of one café by October 2011 (which opened in July 2011), one more café by October 2012 and a total of five cafés by October 2015;

•	Orlando, Florida for the development of a minimum of one café by December 2011 (which opened in July 2011), one café by December 2012 and a total of four cafés by December 2014;

•	Northern California for the development of a minimum of one café by January 2012 (which opened in June 2011) and a total of five cafés by January 2014;

•	New Mexico for the development of a minimum of one café by May 2012 (which opened in February 2012) and a total of ten cafés by May 2015 (the second café having opened in March 2012);

•	Colorado Springs, Colorado for the development of a minimum of one café by May 2012 and a total of three cafés by May 2014;

•	Montana for the development of a minimum of one café by June 2012 (which opened in January 2012) and a total of four cafés by June 2014;

•	Salt Lake City, Provo and Ogden, Utah for the development of a minimum of one café by September 2012 and a total of two cafés by September 2013 (with a total of three cafés being opened in 2011); and

•	Houston, Texas for the development of a minimum of two cafés by December 2012 and a total of ten cafés by December 2015.

We were not successful with the EVOS concept and ceased operating those restaurants under the EVOS concept in July 2009.  After briefly operating under a concept known as “Fresh and Fast,” we closed the two restaurants in August 2009, and have reflected activities related to this concept as discontinued operations in our financial statements.  Prior periods have been restated to conform to the current presentation.  We changed our name to “U-Swirl, Inc.” effective May 16, 2011.

Results of Operations

For the year ended December 31, 2011, our U-Swirl cafés generated $2,342,027 in sales, net of discounts, as compared to sales of $2,546,038 for the prior fiscal year, a decrease of 8%.  The decrease in sales was attributable to increased competition in the Las Vegas area and the continuing high rate of unemployment in the area.

Our 2011 café operating costs were $1,809,582 or 77% of net sales revenues, resulting in cafe operating profit of $532,445.  For 2010, our café operating costs, excluding pre-opening expenses attributable to training, supplies and various grand-opening promotions including product giveaways, were $1,856,134, or 73% of net sales revenues, resulting in café operating profit of $689,904.  Like other retail food operations, we were adversely affected by food costs that increased during 2011 due to the rising fuel and transportation costs.  We also experienced increased occupancy expenses, which reflected increased amounts for utilities and lease rent.

For fiscal 2011, we generated franchise fee income of $182,500 and royalty income of $112,600, as compared to franchise fee income of $32,500 and royalty income of $31,670 in fiscal 2010.  During 2011, we opened 13 franchised cafés and had 17 franchised cafés in operation for all or part of that year.  In comparison, we opened two franchised cafés during 2010 and had four franchised cafés for all or part of that year.

Marketing and advertising expenses were $95,542 for the 2011 period as compared to $86,582 for the 2010.  With the increased competition in the Las Vegas area, we needed to increase our marketing and advertising efforts.

For the year ended December 31, 2011, general and administrative expense increased by $108,336 (22%) due to the settlement with Kate Hemingway (as described in Item 3 above), a consulting agreement that started in October 2011 with our National Operations Consultant, the fair market value of stock options granted in April 2011, an allowance for doubtful accounts receivable that was charged beginning in 2011, and an increase in repairs and maintenance on café equipment.  The largest components of general and administrative expenses for the 2011 fiscal year were legal fees ($110,251), accounting fees ($47,370), repairs and maintenance ($44,481), credit card fees ($43,921), insurance ($37,432), office and postage expense ($27,261), cleaning supplies ($25,319), and travel ($25,889).  In comparison, the largest components of general and administrative expenses for the 2010 fiscal year were legal fees ($84,957), accounting fees ($50,513), credit card fees ($40,215), insurance ($39,753), repairs and maintenance ($32,589), cleaning supplies ($29,284), and travel ($28,038).

Officer compensation for the 2011 fiscal year decreased slightly by $4,007 (1%), as the value of stock issued for compensation was less in 2011 than in 2010.  This expense included $90,440 and $110,160 of stock issued to our officers in 2011 and 2010, respectively.

Investor relations fees were $-0- in 2011 and $104,050 in 2010, of which $44,050 was the value of stock issued to the investor relations firm as part of its compensation.

Depreciation and amortization expense increased by $9,606 (3%), due to the inclusion of corporate office signage, furniture and equipment purchased in 2011.

As a result of the increased revenues and decreases in café operating expenses, our operating loss decreased by $64,274 (9%).

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

As a result of the above, our net loss for the year ended December 31, 2011 was $673,394, as compared to a loss of $663,783 for the comparable 2010 period.

Liquidity and Financial Condition

At December 31, 2011, we had working capital of $316,215 and cash of $300,637.  At December 31, 2010, we had working capital of $495,063 and cash of $477,734.  In 2010, we completed a secondary public offering of 1,725,000 units, consisting of 1,725,000 shares of common stock and Class C warrants to purchase 1,725,000 shares, for net proceeds of $410,704.

During fiscal 2011, we had a net loss of $673,394, and operating activities used cash of $165,096.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $306,961, share-based compensation of $43,890, and stock-based compensation of $53,698.  During fiscal 2010, we had a net loss of $663,783, and operating activities used cash of $264,659.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $297,355 and share-based compensation of $154,210.

During fiscal 2011, investing activities used cash of $6,499, primarily due to $9,475 used to purchase fixed assets.  During fiscal 2010, we used $251,063 for investing activities, of which $244,126 was used to purchase fixed assets and $10,881 for deposits on leased premises for the one café opened in 2010.

Accounts receivable increased from $42,864 at December 31, 2010 to $117,526 at December 31, 2011, as a few of our franchisees owed royalties and payments for paper products at year-end.  Subsequent to year-end, we have arranged to have our franchisees purchase their paper products directly from the distributor rather than have us purchase the products in bulk.  We are also in the process of implementing a system to collect our royalty payments from franchisees via regularly scheduled automatic electronic transfers.

At December 31, 2011, we recorded $435,000 of deferred revenue in connection with the development fees from area development agreement signed prior to that date, as compared to $277,500 at December 31, 2010.  Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories.

Going Concern

In its report prepared in connection with our 2011 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $673,394 for the year ended December 31, 2011 and accumulated losses of $6,377,816 since inception, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend on the duration of the current economic downturn, our future performance, and our ability to successfully implement our business and growth strategies.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$4,641	$4,641	$--	$--	$--
Operating lease obligations	1,105,277	396,910	657,706	40,529	10,132
Total	$1,109,918	$401,551	$657,706	$40,529	$10,132

Plan of Operations

The amounts set forth in the Contractual Obligations table, together with approximately $95,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations.  Although we have historically experienced losses from operations, including recently, based on our current projections which assume a continued increase in revenues, we believe that the operation of our six company-owned cafés and revenues from franchise royalties and fees will provide sufficient cash to maintain our existing operations indefinitely.

For the current fiscal year, we anticipate increased revenues from franchise royalties and fees, while holding our non-café operating expenses to fiscal 2010 levels.  To the extent that actual revenues fall short of our projections, we will decrease our fixed overhead expenses.  Any decreases, however, are likely to impair our ability to market and sell franchises, as the expense reductions are likely to occur in the area of public relations, marketing and advertising.  We hope that as the number of franchised cafés in operation increases, our business will have more visibility to prospective franchisees, thereby mitigating the effects of reducing our public relations, marketing and advertising expenses.  In contrast to 2010, 2011 was a year of significant franchise expansion.  We must carefully manage expansion opportunities and optimize existing café performance.  By doing this, we believe our cash position will improve and the trend of losses will dissipate.

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

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We have no minimum purchase commitments with our vendors.  As of December 31, 2011 and 2010, inventories consisted of the following:  food and beverages $31,441 and $27,139, and non-foods $54,225 and $41,284, respectively.  We did not incur any significant charges to cost of sales for spoilage during fiscal 2011 or 2010.

Leasehold improvements, property and equipment.  Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected as a gain or loss from operations.

Deposits.  Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.  All deposits are carried at the lower of fair value or cost.

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

Share-based Compensation.  We recognize share-based payments, including stock option grants and warrants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

When computing fair value, we have considered the following variables:

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the forseeable future.

•	The expected option term is computed using the "simplified" method as permitted under the provisions of Staff Accounting Bulletin ("SAB") 107. SAB 107's guidance was extended indefinitely by SAB 110.

•	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.

•	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of U-Swirl, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of U-Swirl, Inc. (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2011. U-Swirl, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U-Swirl, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and lower-than-expected sales, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC March 28, 2012
Las Vegas, Nevada

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current assets
Cash	$300,637	$477,734
Accounts receivable, net	117,526	42,864
Due from U-Create Enterprises	6,765	3,639
Inventory	85,666	68,423
Prepaid expenses	28,061	74,355
Total current assets	538,655	667,015

Leasehold improvements, property and equipment, net	1,705,631	2,003,117

Other assets
Deposits	47,872	67,643
Other asset	46,271	52,373
Total other assets	94,143	120,016

Total assets	$2,338,429	$2,790,148

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$205,727	$154,378
Accounts payable and accrued liabilities from
discontinued operations	12,072	12,072
Current portion of long-term debt	4,641	5,502
Total current liabilities	222,440	171,952

Deferred rent	238,906	318,166
Deferred revenue	405,000	247,500
Deferred revenue - related party	30,000	30,000
Long-term capital lease	-	4,641

Total liabilities	896,346	772,259

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 4,868,836 and 4,736,836 shares issued and
outstanding at 12/31/11 and 12/31/10, respectively	4,869	4,737
Additional paid-in capital	7,815,030	7,717,574
Accumulated deficit	(6,377,816)	(5,704,422)
Total stockholders' equity	1,442,083	2,017,889

Total liabilities and stockholders' equity	$2,338,429	$2,790,148

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2011	December 31, 2010
Revenues
Cafe sales, net of discounts	$2,342,027	$2,546,038
Franchise royalties and fees	295,100	64,170
Total revenues	2,637,127	2,610,208

Cafe operating costs
Food, beverage and packaging costs	754,598	755,434
Labor and related expenses	600,399	648,823
Occupancy and related expenses	454,585	451,877
Marketing and advertising	95,542	86,582
General and administrative	599,776	491,440
Officer compensation	497,403	501,410
Investor relations fees	-	104,050
Pre-opening costs	-	9,648
Depreciation and amortization	306,961	297,355
Total costs and expenses	3,309,264	3,346,619
Loss from operations	(672,137)	(736,411)

Interest expense	(1,257)	(1,887)
Interest income	-	34

Loss from continuing operations before income taxes	(673,394)	(738,264)
Provision for income taxes	-	-
Loss from continuing operations	(673,394)	(738,264)
Discontinued operations:
Income from operations of discontinued
Fresh and Fast restaurant component	-	74,481
Income tax benefit	-	-
Income from discontinued operations	-	74,481
Net loss	$(673,394)	$(663,783)

Earnings per share - basic and diluted
Loss from continuing operations	$(0.14)	$(0.23)
Income from discontinued operations	-	0.02
Net loss per common share - basic and diluted	$(0.14)	$(0.20)

Weighted average common shares outstanding -
basic and diluted	4,794,609	3,216,901

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2009	2,761,336	$2,761	$7,154,117	$(5,040,639)	$2,116,258

Stock payable issued	18,500	19	-	-	-

Fair value of share-based officer and director
compensation	147,000	147	110,013	-	110,160

Fair value of share-based compensation	60,000	60	43,990	-	44,050

Issuance of stock pursuant to warrant exercise
at $0.02 per warrant	25,000	25	475	-	500

Issuance of stock pursuant to unit offering
at $0.40 per unit, net of underwriting fees of $87,000 and offering costs of $192,296	1,725,000	1,725	105,855	-	107,580
Fair market value of 1,725,000 Class C Warrants	-	-	303,124	-	303,124

Net loss	-	-	-	(663,783)	(663,783)

Balance, December 31, 2010	4,736,836	$4,737	$7,717,574	$(5,704,422)	$2,017,889

Fair value of share-based officer compensation	132,000	132	43,758	-	43,890

Fair value of stock-based officer and director
compensation	-	-	53,698	-	53,698

Net loss	-	-	-	(673,394)	(673,394)

Balance, December 31, 2011	4,868,836	$4,869	$7,815,030	$(6,377,816)	$1,442,083

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2011	December 31, 2010

Cash flows from operating activities:
Net loss	$(673,394)	$(663,783)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	306,961	297,355
Share-based compensation	43,890	154,210
Stock-based compensation	53,698	-
Changes in operating assets and liabilities:
Accounts receivable	(74,662)	(37,267)
Inventory	(17,243)	(6,765)
Prepaid expenses	46,294	3,325
Deposits	19,771	-
Current assets from discontinued operations	-	8,426
Other assets from discontinued operations	-	85,351
Accounts payable and accrued liabilities	51,349	(49,287)
Accounts payable and accrued liabilities from
discontinued operations	-	(142,881)
Deferred rent	(79,260)	(37,590)
Deferred revenue	157,500	177,500
Long-term liabilities from discontinued operations	-	(53,253)
Net cash used by operating activities	(165,096)	(264,659)

Cash flows from investing activities:
Due from U-Create Enterprises	(3,126)	(2,158)
Deposits	-	(10,881)
Purchase of fixed assets	(9,475)	(244,126)
Other asset	6,102	6,102
Net cash used by investing activities	(6,499)	(251,063)

Cash flows from financing activities:
Deferred offering costs	-	70,134
Net proceeds from issuance of common stock	-	411,204
Payments on capital lease obligation	(5,502)	(4,807)
Net cash provided (used) by financing activities	(5,502)	476,531

Net change in cash	(177,097)	(39,191)

Cash, beginning of period	477,734	516,925

Cash, end of period	$300,637	$477,734

Supplemental disclosure of cash flow information:
Interest paid	$1,257	$1,887
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

1. DESCRIPTION OF BUSINESS

U-Swirl, Inc., formerly Healthy Fast Food, Inc., (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.  The U-Swirl concept allows guests a broad choice in frozen yogurt by providing up to 20 non-fat and low-fat flavors, including tart, traditional and no sugar-added options and up to 70 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of December 31, 2011, U-Swirl International, Inc. owned and operated six U-Swirl Yogurt cafes, sold twelve franchise area development agreements including the first franchise agreement under the area development agreement, sold four single unit franchise agreements without an area development agreement, and sold one license agreement that was converted to a franchise agreement.

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

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Concentration of Credit Risk for Cash Held at Banks - The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The Company believes it is not exposed to any significant credit risk on cash and short-term investments due to the temporary unlimited deposit insurance coverage at all FDIC-insured depository institutions through December 31, 2012.

Accounts Receivable, net - The Company monitors its exposure to losses on accounts receivable and maintains an allowance for potential losses or adjustments.  The Company reserves an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.  Past due accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due.  Allowance for doubtful accounts totaled $29,000 and $0 at December 31, 2011 and 2010, respectively.

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of December 31, 2011 and 2010, inventories consisted of the following: food and beverages of $31,441 and $27,139 and non-foods of $54,225 and $41,284, respectively.  The Company did not incur significant charges to cost of sales for spoilage during the periods then ended.

Leasehold Improvements, Property and Equipment - Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected as a gain or loss from operations.

The estimated useful lives are:

Café equipment	7 years
Signage	7 years
Furniture and fixtures	7 years
Computer equipment	5 years
Vehicles	5 years
Leasehold improvements	10 years

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. As of December 31, 2011 and 2010, we did not have any construction-in-process.

Impairment of Long-lived Assets - The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of leasehold improvements, property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

Deposits - Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.  All deposits are carried at the lower of fair value or cost.

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

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

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”).  Management has determined that the appropriate interpretation of FASB ASC 840-20-25, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity (addition to property and equipment) and a component of operating activities on the Statements of Cash Flows.  As of December 31, 2011 and 2010, the Company recorded deferred rent of $238,906 and $318,166, respectively, on its Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for the existing leases.

Marketing and Advertising Expense - The Company recognizes marketing and advertising expense as incurred.  The Company recognized marketing and advertising expense of $95,542 and $86,582 for the year ended December 31, 2011 and 2010, respectively.

Share-based Compensation - The Company recognizes share-based payments, including stock option grants and warrants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

When computing fair value, the Company has considered the following variables:

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the forseeable future.

•	The expected option term is computed using the "simplified" method as permitted under the provisions of Staff Accounting Bulletin ("SAB") 107. SAB 107's guidance was extended indefinitely by SAB 110.

•	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.

•	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.

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

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of December 31, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
Risks and Uncertainties - The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. Also see Note 2 regarding liquidity and management’s plan.

Concentration of Risk - The Company’s operations and future business model are dependent in a large part on U-Swirl International, Inc.’s ability to execute its company-owned store and franchising business model.  U-Swirl International, Inc.’s inability to meet its obligations as company-owned store operator and franchisor may have a material adverse effect on the Company’s financial condition.

Geographic Concentration - As of December 31, 2011, all of the Company’s cafe sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

New Accounting Pronouncements - In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $673,394 for the year ended December 31, 2011, and has accumulated net losses totaling $6,377,816 since inception.

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

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

3.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of December 31, 2011 and 2010:
	December 31, 2011	December 31, 2010
Café equipment	$907,392	$907,392
Signage	112,395	106,650
Furniture and fixtures	130,244	128,144
Computer equipment	107,367	105,737
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	1,168,673
	2,450,008	2,440,533
Less: accumulated depreciation	(744,377)	(437,416)
Leasehold improvements, property and equipment, net	$1,705,631	$2,003,117

Depreciation and amortization expense for the year ended December 31, 2011 and 2010 totaled $306,961 and $297,355, respectively.

4.           CAPITAL LEASE

The Company leases its vehicle under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the Balance Sheet as leasehold improvements, property, and equipment and was $23,937 and $23,937 at December 31, 2011, and 2010, respectively. Accumulated amortization of the leased equipment at December 31, 2011, and 2010, was $20,346 and $15,559, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital lease as of December 31, 2011, are as follows:

2012	$4,641
Total minimum lease payments	4,641
Less: Current maturities of capital lease obligations	(4,641)
Long-term capital lease obligations	$-

5.           FRANCHISE FEE AND ROYALTY INCOME AND DEFERRED REVENUE

The Company recognized $182,500 and $32,500 in franchise fee income for the year ended December 31, 2011 and 2010, respectively.

The Company recognized $112,600 and $31,670 in royalty income for the year ended December 31, 2011 and 2010, respectively.

The Company deferred franchise fee and area development agreement fee income of $435,000 and $277,500 as of December 31, 2011 and 2010, respectively.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

An area developer has encountered delays in meeting the requirements of the area development agreement and the Company is planning on entering into negotiations to resolve the delinquency.  The area developer has outstanding receivables of approximately $48,000 and deferred revenue of $75,000 as of December 31, 2011.

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

6.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for year ended December 31, 2011 and 2010:

	2011	2010
Rent	$314,878	$329,062
Real estate taxes, insurance and CAM fees	66,607	52,321
Utilities	73,099	70,494
Occupancy and related expenses	$454,585	$451,877

7.	INTEREST INCOME AND EXPENSE

Interest income for the year ended December 31, 2011 and 2010 totaled $0 and $34, respectively.

Interest expense for the year ended December 31, 2011 and 2010 totaled $1,257 and $1,887 respectively.

8.	DISCONTINUED OPERATIONS - FRESH AND FAST (FORMERLY EVOS) CONCEPT

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.  Selected operating results for these discontinued operations are presented in the following table for the year ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Revenues	$-	$84,045
Expenses	-	(9,564)
Net income	$-	$74,481

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at December 31, 2011 and 2010, were as follows:

	December 31, 2011	December 31, 2010
Assets	$-	$-
Liabilities	(12,072)	(12,072)
Net liabilities	$(12,072)	$(12,072)

EVOS Severance Agreement - As of December 31, 2011, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of December 31, 2011, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

9.           INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss	$673,394	$663,783
Stock, options and warrants issued for services and financing costs	(97,588)	(154,210)
	575,806	509,573
Income tax rate	34%	34%
	195,774	173,255
Less valuation allowance	(195,774)	(173,255)
	$-	$-

At December 31, 2011 and 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the years ended December 31, 2011 and 2010, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At December 31, 2011 and 2010, the Company had approximately $5,597,458 and $5,021,652 of federal and state net operating losses, respectively.  The net operating loss carry forwards, if not utilized will begin to expire in 2024.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2011 and 2010 are as follows:

	2011		2010
U.S. federal statutory income tax rate	34.0%		34.0%
State tax – net of federal benefit	0.0%		0.0%
	34.0%		34.0%
Increase in valuation allowance	(34.0%	)	(34.0%	)
Effective tax rate	0.0%		0.0%

10.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2011, the Company granted 132,000 shares of its $0.001 par value common stock to officers as share-based compensation.  The fair market value of the shares on the dates of grant totaled $43,890.

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

11.	STOCK OPTIONS

The Company had the following stock option grants during 2011:

Date	Quantity Granted	Fair Value	2011 Expense	Vesting Term	Expiration

April 26, 2011	50,000	$13,468	$4,569	2 years	5	Years
May 16, 2011	525,000	142,324	44,379	2 years	5	Years
November 17, 2011	387,000	77,695	4,750	2 years	5	Years
	962,000	$233,487	$53,698

The Black-Scholes assumptions used are as follows:

Exercise price	$0.28 - $0.42
Expected dividends	0%
Expected volatility	123.53% - 125.65%
Risk free interest rate	0.40% - 1.09%
Expected life of option (simplified method)	3 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance - December 31, 2010	300,000	$4.40	-
Granted	962,000	$0.36	-
Exercised	-	$-	-
Forfeited	(31,250)	$4.40	-
Outstanding - December 31, 2011	1,230,750	$1.24	2 years

During 2010, 31,250 options were canceled due to the termination of a former director in accordance with the termination provision of the stock option agreement.

At December 31, 2011 and 2010, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

12.	WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - December 31, 2010	210,000	$2.53	-
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/Cancelled	-	$-	-
Outstanding - December 31, 2011	210,000	$2.53	6 years

U-Swirl, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

All warrants outstanding are exercisable as of December 31, 2011.

At December 31, 2011 and 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

13.           RELATED PARTY TRANSACTIONS

The Company paid $0 and $10,000 in rent for office space and inventory storage for the year ended December 31, 2011 and 2010, respectively, to a company which is wholly owned by the Company’s officers/shareholders.

The Company was owed $6,765 and $3,639 as of December 31, 2011 and 2010, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

14.           LEGAL PROCEDINGS

On June 21, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a Notice of Charge of Discrimination against us with the United States Equal Employment Opportunity Commission (“EEOC”), asserting that she was denied equal terms and conditions of employment and compensation.  She sought monetary damages and an unspecified amount of stock.  We entered into a settlement agreement with Ms. Hemingway in February 2012 and paid the first installment of the $22,500 settlement.  Ms. Hemingway is married to Gregory Janson, a former director.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

15.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at December 31, 2011, and has not provided for any such contingencies, accordingly.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our President, Chief Executive Officer and interim Chief Financial Officer, Henry R. Cartwright.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

Our officer has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

•	While accounting procedures have been adopted, compliance with such procedures has been inconsistent, particularly with regard to appropriate documentation at the entry level.

•
While the board of directors has established an Audit Committee, it has not functioned as a separate committee.  Accordingly, the entire board, rather than an independent body, has reviewed our financial statements.

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

During fiscal 2012, we will implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees, and their ages as of the date of this report, are as follows:
Name	Age	Position
Henry E. Cartwright	73	Chairman of the Board and President
Ulderico Conte	42	Chief Executive Officer, Interim Chief Financial Officer and Director
Terry A. Cartwright	50	Chief Operating Officer
Dana Cartwright	51	Corporate Trainer/Manager
Sam D. Dewar	66	Director
Jimmy D. Sims	79	Director

The term of office of each director ends at the next annual meeting of our stockholders or when such director’s successor is elected and qualifies.  The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer’s successor is elected and qualifies.

Henry E. Cartwright has been our Chairman of the board of directors and President and Chief Executive Officer since April 2007 and was one of our founders.  He also served as our Chief Executive Officer from April 2007 to April 2011.  From October 2002 to April 2007, Mr. Cartwright was semi-retired and a private investor in numerous real estate and lending transactions and other ventures.  Mr. Cartwright served as Chairman of the board of directors of Major Video Corp. from December 1982 until its merger with Blockbuster Entertainment Corporation in January 1989.  During his tenure, Major Video had over 20 multiple unit franchisees in 28 states and Canada.  In September 1993, Mr. Cartwright founded Back to the 50’s, Inc., a company that sold 50’s and 60’s memorabilia through a mail order catalog and showroom.  Back to the 50’s, Inc., was acquired by Crowne Ventures, Inc. in November 1995.  Mr. Cartwright served as a Director of Crowne Ventures, Inc., from 1995 until he resigned in April 1998.  He served as Chairman of the board of directors of Americabilia.com, Inc. (now known as Seaena, Inc.), from September 1999 to October 2002.  Americabilia was engaged in direct Internet merchandising of American-themed collectibles, gifts and memorabilia.  Mr. Cartwright also had similar management responsibilities with franchised concepts such as Taco Boy, a Mexican fast food company; Olde English Fish and Chips; Mom’s Ice Cream; and Pizza Hut. He is the father of Terry A. Cartwright and Dana Cartwright.  We have concluded that Mr. Cartwright should serve as a director because of his previous management experience with franchised concepts.

Ulderico Conte has been our Chief Executive Officer and Interim Chief Financial Officer since April 2011 and a director since November 2010.  He served as our Vice President of Franchise Development from April 2007 to April 2011 and was one of our founders.  From June 2005 to November 2005, he researched various restaurant concepts before deciding on the EVOS concept and forming the Company.  He served as our Vice President, Secretary and a Director from inception to April 2007.  Mr. Conte was the President and Principal of PIN Financial LLC, a FINRA member investment banking firm from May 2005 to February 2009.  From October 2004 to May 2005, he worked as an institutional trader with Garden State Securities.  He served in a similar role with Tradition Aisle Securities from February 2003 to October 2004.  Until 2003, Mr. Conte owned and operated Stone Harbor Financial Services, LLC, a securities broker-dealer firm.  Following the events of September 11, 2001, he made substantial personal loans to support Stone Harbor and pay its employees.  Stone Harbor ceased doing business in 2003 and Mr. Conte filed for personal bankruptcy in October 2003.  He received a Bachelor’s degree in Business from Rider University and a Master’s degree in Business Administration from the University of Phoenix.  We have concluded that Mr. Conte should serve as a director because of his familiarity with the Company and business development experience.

Terry A. Cartwright has been our Chief Operating Officer since April 2011.  He served as our Vice President of Café Development since April 2007 and was one of our founders.  Since May 2002, he has served as President of Gold Key, Inc., d/b/a Monster Framing, a wholesale custom picture and art manufacturing company specializing in hotels, timeshares, condos and retail shops.  Since 1989, he has served as Vice President and Director of Operations for MV Entertainment, a franchisee of Blockbuster Entertainment Corp., with stores in Southern California.  From 1985 until 1989, he served as the Director of New Store Development for Major Video Corp.  Mr. Cartwright attended the University of Nevada at Las Vegas.  He is the son of Henry E. Cartwright and the brother of Dana Cartwright.

Dana Cartwright has been our Corporate Trainer since October 2006.  From January 1991 to October 2006, she was the Secretary and Manager of MV Entertainment, Inc., a Blockbuster video store franchisee located in Henderson, NV.  She is the daughter of Henry E. Cartwright and the sister of Terry A. Cartwright.

Sam D. Dewar has been a director since June 2007.  He has been the President and CEO of Natural Harmony Foods, Inc., since he founded that company in January 2002.  Mr. Dewar filed for personal bankruptcy in June 2010.  Natural Harmony Foods is an independent food company based in Fort Lauderdale, FL, that develops and markets natural meat products blended with soy protein that are lower in fat.  Mr. Dewar has been involved in the food industry since 1970.  His experience includes ten years with Campbell Soup Company as the General Manager of the Pepperidge Farm Biscuit Division from 1970 to 1980, and eight years with Mars, Inc. as the President of the Snackmaster division from 1980 to 1988.  He received a Bachelor’s degree from Duke University and a Master’s degree in business from the University of Pennsylvania Wharton School.  We have concluded that Mr. Dewar should serve as a director because of his experience in the food industry and his training in business.

Jimmy D. Sims has been a director since November 2010.  He is retired after having been involved in Pizza Hut operations from 1965 to 1997.  He started his career as a store manager, became an area general manager, and then became a franchise owner from 1972 to 1997.  Mr. Sims currently manages his stock and real estate investment portfolio.  He received an associate’s degree from Porterville College.  We have concluded that Mr. Sims should serve as a director because of his experience with franchised concepts and in the restaurant industry.

No directorships are held by any director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

All of our officers work full-time for the company.

Nominees to the Board of Directors

Since our last proxy statement, we have not made any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Committees

As Sam D. Dewar and Jim Sims are considered our only independent directors at this time, the entire board of directors, rather than committees, acts on various items.  The board of directors has determined that it does not have an audit committee financial expert.  The board expects to identify a fifth director who will be independent and have the requisite financial experience and background to serve as audit committee chair and audit committee financial expert and serve on these committees, together with Messrs. Dewar and Sims.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2011, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Henry E. Cartwright, President	2011 2010	84,000 84,000	30,936 26,430	15,732 8,173 (1)	130,668 118,603
Ulderico Conte, CEO	2011 2010	84,000 84,000	30,997 26,430	20,676 18,748 (2)	145,993 129,178
Terry A. Cartwright, COO	2011 2010	60,000 60,000	41,317 44,050	16,596 14,086 (3)	117,913 118,136
______________
(1)	Consists of health insurance and dental insurance premiums paid for Mr. Cartwright.
(2)	Consists of health insurance and dental insurance premiums paid for Mr. Conte and his family.
(3)	Consists of health insurance and dental insurance premiums paid for Mr. Cartwright and his spouse.

Employment Arrangements

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

There are no written employment agreements with any of these officers.  The shares granted as compensation are not subject to any vesting requirements.

The following table set forth information regarding the outstanding equity awards as of December 31, 2011 for our Named Officers.

Outstanding Equity Awards At Fiscal Year-End
Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry E. Cartwright	106,250 (1) -0- -0-	-0- 175,000 (2) 59,000 (3)	4.40 0.42 0.28	6/30/2012 5/16/2016 11/17/2016
Ulderico Conte	31,250 (1) -0- -0-	-0- 175,000 (2) 59,000 (3)	4.40 0.42 0.28	6/30/2012 5/16/2016 11/17/2016
Terry A. Cartwright	31,250 (1) -0- -0-	-0- 175,000 (2) 50,000 (3)	4.40 0.42 0.28	6/30/2012 5/16/2016 11/17/2016
_______________
(1)	These options were granted on June 30, 2007. Half of the options granted vested March 1, 2008 and the remaining half vested March 1, 2009.
(2)	These options were granted on May 16, 2011. Half of the options granted vest May 16, 2012 and the remaining half vest May 16, 2013.
(3)	These options were granted on November 17, 2011. Half of the options granted vest November 17, 2012 and the remaining half vest November 17, 2013

During the fiscal year ended December 31, 2011, there were no exercises of stock options by the Named Officers.

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.  We do not pay any cash compensation to any of our non-employee directors for their service on the board.  In 2007, we granted each of our non-employee directors options to purchase up to 25,000 shares of common stock, exercisable at $4.40 per share.  The options are exercisable until June 30, 2012 and vested as to 25% upon date of grant (June 30, 2007) and 75% one year from date of grant (June 30, 2008).  We did not pay any compensation to our directors for the fiscal years ended December 31, 2008, 2009 and 2010.

Beginning with the adoption of our 2011 Stock Option Plan on April 20, 2011, non-employee directors are granted options to purchase 25,000 shares of common stock on the date on which such directors are first appointed by the Board or elected by the stockholders. Immediately after the completion of each annual meeting of the stockholders of the Company, each non-employee member of the Board will be awarded a formula option to purchase 25,000 shares of common stock. Formula options will have an option price equal to the fair market value of the common stock as of the date of such grant. The terms of the 2011 Stock Option Plan, including the vesting provisions described below, will apply to all formula options granted.

The following table sets forth the compensation paid to our non-employee directors for services rendered during the year ended December 31, 2011.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Sam Dewar	-0-	-0-	2,592	-0-	2,592
Jim Sims	-0-	-0-	2,592	-0-	2,592
__________________
(1)
The Company granted 25,000 options to each non-employee director on April 20, 2011 that were valued at $0.27 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was used with the following assumptions:  volatility rate of 125.7%; risk-free interest rate of 1.09% based on a U.S. Treasury rate of 3 years; and a 5-year expected option life.  The options vest 50% one year from date of grant and 50% on the two-year anniversary of the grant date.  The options are exercisable at $0.42 per share and expire five years from the grant date.  The Company also granted 25,000 options to each non-employee director on November 17, 2011 that were valued at $0.20 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was used with the following assumptions:  volatility rate of 123.5%; risk-free interest rate of 0.40% based on a U.S. Treasury rate of 3 years; and a 5-year expected option life.  The options vest 50% one year from date of grant and 50% on the two-year anniversary of the grant date.  The options are exercisable at $0.28 per share and expire five years from the grant date.

Stock Option Plans

2007 Stock Option Plan.  Our stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”) on June 27, 2007, which currently permits the granting of options to purchase up to 486,683 shares.  This amount adjusts at the beginning of each of our fiscal quarters to a number equal to 10% of the number of shares of common stock outstanding at the end of our last completed fiscal quarter, or 470,000 shares, whichever is greater, and provided further that such number will be increased by the number of shares of option stock that we subsequently may reacquire through repurchase or otherwise.  Options may be granted to officers, directors, employees, and consultants on a case-by-case basis.  The 2007 Plan will remain in effect until it is terminated by the board of directors or, if so appointed by the board, a committee of two or more disinterested directors administering the 2007 Plan, except that no incentive stock option will be granted after June 26, 2017.

The 2007 Plan is intended to (i) encourage ownership of shares by our employees and directors and certain consultants to the company; (ii) induce them to work for the benefit of the company; and (iii) provide additional incentive for such persons to promote the success of the company.

The board of directors or committee may amend, suspend or discontinue the 2007 Plan at any time or from time to time; provided that no action of the board will cause incentive stock options granted under the 2007 Plan not to comply with Section 422 of the Internal Revenue Code unless the board specifically declares such action to be made for that purpose and provided further that without the approval of our stockholders, no such action may: (i) materially increase the maximum aggregate number of shares that may be issued under options granted pursuant to the 2007 Plan, (ii) materially increase the benefits accruing to 2007 Plan participants, or (iii) materially modify eligibility requirements for the participants.  Moreover, no such action may alter or impair any option previously granted under the 2007 Plan without the consent of the holder of such option.

The 2007 Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations, stock splits or combinations.

Each option granted under the 2007 Plan will be evidenced by a written option agreement between us and the optionee.  The option price of any incentive stock option or non-qualified option may be not less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted to a person owning more than 10% of the total combined voting power of the common stock will have an option price of not less than 110% of the fair market value per share on the date of grant.  “Fair Market Value” per share as of a particular date is defined in the 2007 Plan as the closing price of our common stock as reported on a national securities exchange or the last transaction price on the reporting system or, if none, the average of the closing bid and asked prices of our common stock in the over-the-counter market or, if such quotations are unavailable, the value determined by the board in its discretion in good faith.

The exercise period of incentive stock options or non-qualified options granted under the 2007 Plan may not exceed ten years from the date of grant thereof.  Incentive stock options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years.

The right to exercise an option granted under the 2007 Plan will be subject to the following vesting periods, subject to the optionee continuing to be an eligible participant and the occurrence of any other event (including the passage of time) that would result in the cancellation or termination of the option:

(i)	no portion of the option will be exercisable prior to four (4) months from the grant date;

(ii)	upon and after the expiration of one year from the grant date, the optionee may exercise up to one-half of the option granted; and

(iii)
the option will become exercisable on a cumulative basis as to the remaining half of the total option granted, two years from the grant date, so that the option will have become fully exercisable, subject to the optionee’s remaining an eligible participant, on the second anniversary of such grant date; and

(iv)	such additional vesting periods as may be determined by the board or committee in its sole discretion.

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

If the employee is terminated “for cause” (as that term is defined in the 2007 Plan), such employee’s options will terminate immediately on the date the optionee ceases employment or association.

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

As of December 31, 2011, 480,750 options were outstanding under the 2007 Plan.

2011 Stock Option Plan.  Our stockholders adopted the 2011 Stock Option Plan (the “2011 Plan”) on April 20, 2011, which permits the granting of options to purchase up to 750,000 shares.  The terms and provisions of the 2011 Plan are identical to the 2007 Plan, except that the 2011 Plan provides for the granting of “formula options” to purchase 25,000 shares of common stock to our non-employee directors on the date on which such directors are first appointed by the board or elected by the stockholders. Immediately after the completion of each annual meeting of the stockholders of the Company, each non-employee member of the board will be awarded a formula option to purchase 25,000 shares of common stock. Formula options will have an option price equal to the fair market value of the common stock as of the date of such grant. The terms of the 2011 Plan, including the vesting provisions described above, will apply to all formula options granted.  Formula options to purchase a total of 50,000 shares of common stock were granted on April 26, 2011, of which half vests April 20, 2012 and the remaining half vests April 20, 2013.

In addition, options to purchase a total of 700,000 shares of common stock were granted on May 16, 2011 and on November 17, 2011, of which one-half will vest on the one-year anniversary of the grant date and the remaining half will vest on the two-year anniversary of the grant date.

As of December 31, 2011, 750,000 options were outstanding under the 2011 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, as of March 19, 2012 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 19, 2012 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (2)
Chester L.F. Paulson and Jacqueline M. Paulson (3)	517,376	9.6%
Paulson Family LLC (3)	517,376	9.6%
Paulson Capital Corp. (3)	517,376	9.6%
Paulson Investment Company, Inc. (3)	517,376	9.6%
High Capital Funding, LLC (4)	490,000	9.6%
Ulderico Conte (5)	390,250	7.8%
Terry A. Cartwright (6)	381,750	7.6%
Henry E. Cartwright (7)	367,750	7.2%
Dana Cartwright (8)	75,000	1.5%
Sam D. Dewar (8)	37,500	*
Jimmy D. Sims (9)	37,500	*
All directors and officers as a group (6 persons)(10)	1,290,250	23.8%

*less than 1%
_____________________
(1)
With the exception of High Capital Funding, LLC and Chester L.F. Paulson and Jacqueline M. Paulson, the address of those listed is c/o U-Swirl, Inc., 1175 American Pacific #C, Henderson, Nevada 89074.  High Capital Funding’s address is 333 Sandy Springs Circle, Suite 230, Atlanta, Georgia 30328.  Paulson’s address is 811 SW Naito Parkway, Suite 200, Portland, Oregon 97204.

(2)	Based on 4,890,836 shares outstanding.

(3)
Due to their relationship to certain entities, including Paulson Investment Company, Inc., the solicitation agent ("PICI"), Chester L.F. Paulson and Jacqueline M. Paulson (together, the “Paulsons”) are deemed to be the indirect beneficial owners of warrants to purchase up to 517,376 shares of our common stock (the "IPO Warrants").  The Paulsons control and are the managing partners of the Paulson Family LLC ("PFAM"), which is the controlling shareholder of Paulson Capital Corp. ("PLCC").  As the controlling shareholder of PLCC, PFAM is deemed to be the indirect beneficial owner of any securities held by PLCC.  As the parent of PICI, PLCC is deemed to be the indirect beneficial of any securities held by PICI.  PICI is the direct beneficial owner of the IPO Warrants.

(4)	Includes 225,000 shares issuable upon the exercise of warrants.

(5)
Includes 25,000 shares held by Mr. Conte’s wife, 118,750 shares issuable upon the exercise of options that have vested or will vest within 60 days, and 5,000 shares issuable upon the exercise of warrants.

(6)
Includes 150,000 shares held of record by Gold Key Management Corp., 118,750 shares issuable upon the exercise of options that have vested or will vest within 60 days, and 14,000 shares issuable upon the exercise of warrants.

(7)	Includes 193,750 shares issuable upon the exercise of options that have vested or will vest within 60 days.

(8)	Includes 37,500 shares issuable upon the exercise of vested options.

(9)
Includes 5,000 shares held of record by Jimmy D. Sims & Nancy M. Sims 2001 Revocable Trust UAD 2-28-01, 12,500 shares issuable upon the exercise of vested options, and 15,000 shares issuable upon the exercise of warrants.

(10)	Includes 506,250 shares issuable upon the exercise of options that have vested or will vest within 60 days and 34,000 shares issuable upon the exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,230,750	$1.15	5,933
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	1,230,750	$1.15	5,933

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Office Space and Compensation

Our principal offices are located at 1175 American Pacific, Suite C, Henderson, Nevada 89074.  Prior to July 2010, our offices were located in space leased by a company owned by Terry A. Cartwright, one of our founders.  While we had used this space beginning in 2007, we did not begin paying rent until 2009.  For the years ended December 31, 2011 and 2010, we paid -0- and $10,000, respectively, to Mr. Cartwright for rent, at the rate of $2,000 per month.

We pay Terry A. Cartwright monthly compensation of $5,000 and 5,000 shares of common stock.  Dana Cartwright is paid $4,000 per month.  Both are the adult children of Henry E. Cartwright.  Dixie Cartwright, the wife of Henry E. Cartwright, serves as our corporate secretary and is paid $1,500 per month.  None of these persons has an employment agreement with us.  All are “at will” employees.

Purchase of U-Swirl Frozen Yogurt Concept

On September 30, 2008, we acquired the worldwide rights to the U-Swirl Frozen Yogurt concept in exchange for 100,000 restricted shares of our common stock from a company then known as U-Swirl Yogurt, Inc. (now known as U Create Enterprises), which is owned by the grandchildren and family of Henry E. Cartwright.  The shares were valued at $180,000, based on the fair market value of the stock on the date of acquisition.  U Create Enterprises operates a frozen yogurt café in Henderson, Nevada, as our franchisee.  As part of the terms of the acquisition, we agreed that no franchise fees or royalties would be charged with respect to this location, as it will permit us to use the location as a training facility.  We did not obtain a formal valuation on the use of the Henderson location for training purposes, but we believed that being able to have our initial U-Swirl employees trained there and utilize the past experience of that location with respect to restaurant operation procedures and staffing, inventory and advertising was critical to us at the time.  In addition, we granted U Create Enterprises the right to open additional locations in Henderson, Boulder City and Pahrump, Nevada.  U Create Enterprises will pay an initial franchise fee of $5,000 for each location and a 3% royalty on net sales.  We were owed $6,765 and $3,639 as of December 31, 2011 and 2010, respectively, by u-Create Enterprises.

Area Development Agreement with RMR Group, LLC

On February 15, 2010, we entered into an area development agreement with RMR Group, LLC for the Monmouth County, New Jersey, development area.  American Pacific Investments, Limited, which owns one-third of RMR Group, is a Nevada limited liability company whose members are Ulderico Conte, Terry A. Cartwright, Paul Heroy and Stan Cartwright.  Ulderico Conte and Terry Cartwright are officers of the Company, and Terry Cartwright and Stan Cartwright are the adult children of Henry E. Cartwright.  RMR Group paid a $30,000 development fee, which was derived in accordance with our then existing policy of $15,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number of units for the Monmouth County area was determined to be three. We have entered into an amendment to the area development agreement to delay the development schedule by one year.

Paulson Investment Company

Paulson Investment Company, Inc., the underwriter of our secondary offering, holds warrants to purchase up to 306,000 shares of our common stock, which as of December 31, 2010 constituted 6.1% of the shares outstanding as computed for purposes of the ownership table under "Security Ownership of Certain Beneficial Owners and Management."  Pursuant to the terms of the underwriting agreement, Paulson Investment Company was paid $18,000, which was a non-accountable expense allowance equal to 3% of the gross proceeds from the sale of the units in the secondary offering, and was granted, for a period of 36 months beginning October 13, 2010, the right of first refusal to act as lead underwriter for any and all of our future public and private equity and debt offerings that gross up to $20 million, excluding ordinary course of business financings. Also, we issued underwriter warrants to purchase up to 150,000 units at $0.48.  The underwriter’s warrants are exercisable at any time beginning October 13, 2011, and will expire on October 13, 2015.   We sold the units to Paulson Investment Company, as the underwriter, at an initial offering price of $0.36 per unit, which represented the initial public offering price of the units less the 10% underwriting discount.

Area Development Agreement with Trust Owned by Director

On May 20, 2011, we entered into an area development agreement with Jimmy D. Sims and Nancy M. Sims 2001 Revocable Trust for the Colorado Springs, Colorado metropolitan statistical area (“Colorado Springs MSA”).  Mr. Sims has been one of our directors since November 2010.  The Trust paid a development fee of $30,000, which was derived in accordance with our then existing policy of $15,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number of units for the Colorado Springs MSA was determined to be three.

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

Sam D. Dewar and Jimmy D. Sims are considered independent directors under the above definition.  As they are considered our only independent directors at this time, the entire board of directors, rather than committees, acts on various items.

Item 14.	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2010	$51,000	$8,400	$-0-	$-0-
2011	$51,000	$-0-	$-0-	$-0-

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011 (2)
4.1	Form of common stock certificate (3)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (4)
4.5	Form of 2008 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.6	Form of Class C warrant (included in Exhibit 4.7)
4.7	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (6)
4.8	Form of Representative’s Purchase Warrants (7)

Regulation S-K Number	Exhibit
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (8)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (9)
10.4	Area Development Agreement for Monmouth County, New Jersey (10)
10.5	Area Development Agreement for Tucson, Arizona (11)
10.6	Form of Franchise Agreement (11)
10.7	Area Development Agreement for Boise, Idaho (10)
10.8	2011 Stock Option Plan (2)
14.1	Code of Ethics for Chief Executive Officer (12)
14.2	Code of Ethics for Chief Financial Officer (12)
21.1	List of Subsidiaries (13)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statements from the Annual Report on Form 10-K of U-Swirl, Inc. for the fiscal year ended December 31, 2011, formatted in XBRL; (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders' Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text

______________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 26, 2011.
(3)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(6)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed August 18, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(8)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K, file number 0-53130, filed September 22, 2008.
(9)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2009, filed March 31, 2010.
(10)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed June 25, 2010.
(11)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed May 26, 2010.
(12)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2008, filed March 27, 2009.
(13)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed December 31, 2009.

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-SWIRL, INC.

Date: March 28, 2012	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ulderico Conte	Chief Executive Officer, interim Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	March 28, 2012
Ulderico Conte

/s/ Henry E. Cartwright	Director	March 28, 2012
Henry E. Cartwright

/s/ Sam Dewar	Director	March 28, 2012
Sam Dewar

/s/ Jimmy D. Sims	Director	March 28, 2012
Jimmy D. Sims