Form 10-Q
period 2012-03-31
U-SWIRL, INC.
filed 2012-05-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,912,836 shares of Common Stock, $0.001 par value, as of May 15, 2012

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2012	December 31, 2011
ASSETS

Current assets
Cash	$214,587	$300,637
Accounts receivable, net	162,190	117,526
Due from U-Create Enterprises	3,474	6,765
Inventory	45,569	85,666
Prepaid expenses	28,163	28,061
Total current assets	453,983	538,655

Leasehold improvements, property and equipment, net	1,628,759	1,705,631

Other assets
Deposits	47,872	47,872
Other asset	44,746	46,271
Total other assets	92,618	94,143

Total assets	$2,175,360	$2,338,429

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$211,242	$205,727
Accounts payable and accrued liabilities from
discontinued operations	12,072	12,072
Current portion of long-term debt	3,146	4,641
Total current liabilities	226,460	222,440

Deferred rent	215,909	238,906
Deferred revenue	350,000	405,000
Deferred revenue - related party	30,000	30,000

Total liabilities	822,369	896,346

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 4,890,836 and 4,868,836 shares issued and
outstanding at 03/31/12 and 12/31/11, respectively	4,891	4,869
Common stock payable	11	-
Additional paid-in capital	7,850,013	7,815,030
Accumulated deficit	(6,501,924)	(6,377,816)
Total stockholders' equity	1,352,991	1,442,083

Total liabilities and stockholders' equity	$2,175,360	$2,338,429

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
	For the three months ended
	March 31, 2012	March 31, 2011
Revenues
Cafe sales, net of discounts	$523,665	$539,137
Franchise royalties and fees	126,324	46,264
Total revenues	649,989	585,401

Cafe operating costs
Food, beverage and packaging costs	172,529	167,897
Labor and related expenses	140,431	151,398
Occupancy and related expenses	104,480	106,512
Marketing and advertising	16,919	34,993
General and administrative	145,456	132,853
Officer compensation	117,264	110,169
Depreciation and amortization	76,872	76,690
Total costs and expenses	773,951	780,512
Loss from operations	(123,962)	(195,111)

Interest expense	(146)	(334)

Loss from continuing operations before income taxes	(124,108)	(195,445)
Provision for income taxes	-	-
Net loss	$(124,108)	$(195,445)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding -
basic and diluted	4,878,385	4,746,125

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the three months ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(124,108)	$(195,445)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	76,872	76,690
Share-based compensation	5,830	12,870
Stock-based compensation	29,186	-
Changes in operating assets and liabilities:
Accounts receivable	(44,664)	(15,451)
Inventory	40,097	(9,886)
Prepaid expenses	(102)	20,388
Accounts payable and accrued liabilities	5,515	(71,666)
Deferred rent	(22,997)	(18,411)
Deferred revenue	(55,000)	(10,000)
Net cash used by operating activities	(89,371)	(210,911)

Cash flows from investing activities:
Due from U-Create Enterprises	3,291	2,484
Deposits	-	19,771
Purchase of fixed assets	-	(5,745)
Other asset	1,525	1,526
Net cash used by investing activities	4,816	18,036

Cash flows from financing activities:
Payments on capital lease obligation	(1,495)	(1,307)
Net cash provided (used) by financing activities	(1,495)	(1,307)

Net change in cash	(86,050)	(194,182)

Cash, beginning of period	300,637	477,734

Cash, end of period	$214,587	$283,552

Supplemental disclosure of cash flow information:
Interest paid	$146	$334
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

1.	DESCRIPTION OF BUSINESS

U-Swirl, Inc., formerly Healthy Fast Food, Inc., (the “Company”), was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.

The U-Swirl concept allows guests a broad choice in frozen yogurt by providing up to 20 non-fat and low-fat flavors, including tart, traditional and no sugar-added options and up to 70 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.  As of March 31, 2012, the Company owned and operated six U-Swirl Yogurt cafes.  From the Company’s inception through March 31, 2012, the Company has sold (a) 13 franchise area development agreements, including the first franchise agreement under the area development agreement; (b) 12 single-unit franchise agreements as subsequent franchises under an area development agreement or without an area development agreement; and (c) one license agreement that was converted to a franchise agreement.

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

The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as discontinued operations.  See Note 6 for further discussion.

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

2.	BASIS OF PRSENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Results of Operations for the three months ended March 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Past due accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due.  Allowance for doubtful accounts totaled $39,000 and $29,000 at March 31, 2012 and December 31, 2011, respectively.

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of March 31, 2012 and December 31, 2011, inventories consisted of the following: food and beverages of $24,596 and $31,441 and non-foods of $20,973 and $54,225, respectively.  The Company did not incur significant charges to cost of sales for spoilage during the periods then ended.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

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

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. As of March 31, 2012 and December 31, 2011, the Company did not have any construction-in-process.

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

Revenue Recognition Policy for Café Sales - Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Revenue Recognition Policy for Franchise Royalties and Fees - Revenue earned as a U-Swirl Frozen Yogurt franchisor is derived from cafés in the Company’s worldwide territory and includes initial franchise fees and royalties.  Royalties are recognized in the period in which they are earned.

Initial franchise fee revenue from a franchise sale is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale up through the point at which the franchisee is able to open the franchised U-Swirl café, and the Company has no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of its other material pre-opening obligations.  The Company defers revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised U-Swirl café, (1) the date on which all pre-opening services and obligations of the Company are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.

Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned.  Rebates related to company-owned cafés are offset against café operating costs.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

Rent - Rent expense for café leases, which provide for escalating rents over the terms of the leases, is recorded on a straight-line basis over the lease terms.  The lease terms began when the Company had the right to control the use of the property, which was before rent payments were actually due under the leases.

The difference between the rent expense and the actual amount payable under the terms of the leases is recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity and a component of operating activities on the Statements of Cash Flows.

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

When computing fair value of share-based compensation, the Company considers the following variables:

●	The expected option term is computed using the “simplified” method.

●	The expected volatility is based on the historical volatility of our common stock using the daily quoted closing trading prices.

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.

●	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

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

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of March 31, 2012, the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

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

Geographic Concentration - As of March 31, 2012, all of the Company’s cafe sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

4.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $124,108 for the three months ended March 31, 2012, and has accumulated net losses totaling $6,501,924 since inception.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

Company is also dependent on management’s ability to increase sales of new franchises and/or their ability to raise additional capital through a placement of its securities.

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Café equipment	$907,392	$907,392
Signage	112,395	112,395
Furniture and fixtures	130,244	130,244
Computer equipment	107,367	107,367
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	1,168,673
	2,450,008	2,450,008
Less: accumulated depreciation	(821,249)	(744,377)
Leasehold improvements, property and equipment, net	$1,628,759	$1,705,631

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES FROM DISCONTINUED OPERATIONS

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011
Assets	$-	$-
Liabilities	(12,072)	(12,072)
Net liabilities	$(12,072)	$(12,072)

As of March 31, 2012, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of March 31, 2012, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

7.           CAPITAL LEASE

The Company leases its vehicle under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the Balance Sheet as leasehold improvements, property, and equipment and was $23,937 and $23,937 at March 31, 2012 and December 31, 2011, respectively. Accumulated amortization of the leased equipment at March 31, 2012 and December 31, 2011, was $21,543 and $20,346, respectively. Amortization of the asset under the capital lease is included in depreciation expense.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

The future minimum lease payments required under the capital lease as of March 31, 2012, are as follows:

2012	$3,146
Total minimum lease payments	3,146
Less: Current maturities of capital lease obligations	(3,146)
Long-term capital lease obligations	$-

8.           DEFERRED REVENUE

The Company deferred franchise fee and area development agreement fee income of $380,000 and $435,000 as of March 31, 2012 and December 31, 2011, respectively.

An area developer has encountered delays in meeting the requirements of the area development agreement and the Company is current negotiations to resolve the delinquency.  The area developer has outstanding receivables of approximately $53,800 and deferred revenue of $75,000 as of March 31, 2012.  In April 2012, the Company received $15,000 from the area developer as payment on the outstanding receivable balance.

9.           FRANCHISE ROYALTIES AND FEES

The Company recognized $51,034 and $16,264 in royalty income for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012 and 2011, the Company recognized $55,000 and $30,000 in franchise fee income, respectively.

The Company recognized $20,290 and $0 in rebate income from purveyors that supply products to our franchisees for the three months ended March 31, 2012 and 2011, respectively.

10.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for three months ended March 31, 2012 and 2011:

	2012	2011
Rent	$76,309	$78,910
Real estate taxes, insurance and CAM fees	17,899	13,104
Utilities	10,272	14,498
Occupancy and related expenses	$104,480	$106,512

11.           STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012, the Company granted 33,000 shares of its $0.001 par value common stock to officers as share-based compensation.  The fair market value of the shares on the dates of grant totaled $5,830.  As of March 31, 2012, 11,000 of those shares had not been issued and are recorded as compensation payable in stock.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

12.	STOCK OPTIONS

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance - December 31, 2011	1,230,750	$1.24	2 years
Granted	-	$-	-
Exercised	-	$-	-
Forfeited	-	$-	-
Outstanding – March 31, 2012	1,230,750	$1.24	2 years

During the three months ended March 31, 2012 and 2011, the Company expensed $29,186 and $0 related to stock option grants, respectively.  At March 31, 2012 and December 31, 2011, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

13.	WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - December 31, 2011	210,000	$2.53	6 years
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/Cancelled	-	$-	-
Outstanding - March 31, 2012	210,000	$2.53	6 years

All warrants outstanding are exercisable as of March 31, 2012.

At March 31, 2012 and December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

14.           RELATED PARTY TRANSACTIONS

The Company was owed $3,474 and $6,765 as of March 31, 2012 and December 31, 2011, respectively, from U-Create Enterprises, a company which is a U-Swirl franchisee and is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary/treasurer of U-Create Enterprises is also the Company’s corporate secretary.

As of March 31, 2012 and December 31, 2011, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
UNAUDITED

15.           LEGAL PROCEDINGS

On June 21, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a Notice of Charge of Discrimination against us with the United States Equal Employment Opportunity Commission (“EEOC”), asserting that she was denied equal terms and conditions of employment and compensation.  She sought monetary damages and an unspecified amount of stock.  We entered into a settlement agreement with Ms. Hemingway in February 2012 for $22,500.  During the three months ended March 31, 2012, the Company paid $20,000 toward the settlement.  The remaining $2,500 was paid in May 2012.  Ms. Hemingway is married to Gregory Janson, a former director.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

16.           COMMITMENTS AND CONTINGENCIES

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

•	Tucson, Arizona for the development of a minimum of one café by October 2011 (which opened in July 2011), one more café by October 2012 and a total of five cafés by October 2015;

•	Orlando, Florida for the development of a minimum of one café by December 2011 (which opened in July 2011), one café by December 2012 and a total of four cafés by December 2014;

•	Northern California for the development of a minimum of one café by January 2012 (which opened in June 2011) and a total of five cafés by January 2014;

•	New Mexico for the development of a minimum of one café by May 2012 (which opened in February 2012) and a total of ten cafés by May 2015 (the second café having opened in March 2012);

•	Colorado Springs, Colorado for the development of a minimum of one café by May 2012 and a total of three cafés by May 2014;

•	Montana for the development of a minimum of one café by June 2012 (which opened in January 2012) and a total of four cafés by June 2014 (the second café having opened in May 2012);

•	Salt Lake City, Provo and Ogden, Utah for the development of a minimum of one café by September 2012 and a total of two cafés by September 2013 (with a total of three cafés being opened in 2011) ; and

•	Houston, Texas for the development of a minimum of two cafés by December 2012 and a total of ten cafés by December 2015.

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

Results of Operations

Three Months Ended March 31, 2012.  For the three months ended March 31, 2012, our U-Swirl cafés generated $523,665 in sales, net of discounts, as compared to $539,137 for the three months ended March 31, 2011.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of our cafés are located, and increased competition from other frozen yogurt retailers.

Our 2012 café operating costs were $417,440, or 80% of net cafe sales revenues, resulting in café operating profit of $106,225, as compared to $425,807, or 79% of net cafe sales revenues in 2011, resulting in café operating profit of $113,330.  The slight increase in café operating costs as a percentage of net sales revenues was due primarily to higher food, beverage and packaging costs.

We also generated $55,000 in franchise fee income and $51,034 in royalty income, and $20,290 in rebate income for a total of $126,324 in franchise royalties and fees during the three months ended March 31, 2012.  During the three months ended March 31, 2011, we recognized $30,000 in franchise fee income and $16,264 in royalty income, for a total of $46,264.  Prior to 2012, we did not receive any payment discounts, rebates, and/or other types of remuneration from any suppliers based on purchases by our franchisees.  Beginning in January 2012, a supplier started paying rebate income based on purchases by our franchisees.  During the three months ended March 31, 2012, we had 17 franchised cafés in operation for the entire period and three franchised cafés in operation for a portion of the period.  During the comparable 2011 period, we had four franchised cafés in operation for the entire period and two franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $16,919 for the 2012 period as compared to $34,993 for the 2011 period.  This decrease is a result of the reduced volume of print ads, radio advertising and store promotions offered during 2012.

For the three months ended March 31, 2012, general and administrative expense increased by $12,603 (9%) to $145,456.  The largest components of general and administrative expense for the 2012 period were legal fees $20,304, accounting fees $7,500, repairs and maintenance $6,774, insurance $10,581, and credit card fees $6,859.

Officer compensation for the 2012 period increased by $7,095 (6%) to $117,264, despite the decrease in the valuation of the share-based compensation portion of this expense $12,870 in 2011 to $5,830 in 2012 due to lower stock prices. The increase is due primarily to the issuance of stock options to officers in November 2011 that are being amortized over the requisite service period.  The 2012 expense attributable to those stock options was $22,232.

Depreciation and amortization expense increased from $76,690 to $76,872, reflecting our increased base of leasehold improvements, property and equipment due to the opening of our corporate offices in the current location.

Our loss from operations decreased by $71,149 for the three months ended March 31, 2012, primarily as a result of the increase in franchise royalties and fees.

As a result of the above, our net loss for the three months ended March 31, 2012 was $124,108, as compared to a loss of $195,445 for the comparable 2011 period.

Liquidity and Financial Condition

As of March 31, 2012.  At March 31, 2012, we had working capital of $227,523 and cash of $214,587, as compared to working capital of $316,215 and cash of $300,637 at December 31, 2011.

We had a net loss of $124,108 during the first three months of 2012, and operating activities used cash of $89,371.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $76,872 and stock-based compensation of $29,186.  In comparison, operating activities used cash of $210,911 for the three months ended March 31, 2011, and the principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $76,690 and share-based compensation of $12,870.

Investing activities provided cash of $4,816 in 2012 as compared to $18,036 in 2011.  Pre-payments for inventory items are recorded as deposits.  When the items are received, they are then recorded as inventory and the amounts of prepayment are credited against deposits.  For 2011, we had deposit credits of $19,771, offset by $5,745 used to purchase signage and equipment for our new corporate headquarters located in Henderson, Nevada.

Cash used by financing activities was $1,495 in 2012, as compared to cash used of $1,307 in 2011, resulting from payments on capital lease obligations.

The Company had deferred franchise fee and area representative agreement fee revenues of $380,000 as of March 31, 2012.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

Going Concern

In its report prepared in connection with our 2011 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $673,394 for the year ended December 31, 2011 and accumulated losses of $6,377,816 since inception, there is substantial doubt about our ability to continue as a going concern.  For the three months ended March 31, 2012, our net loss was $124,108 and we had accumulated losses of $6,501,924 through March 31, 2012.  Our continued existence will depend on the duration of the current economic downturn, our future performance, and our ability to successfully implement our business and growth strategies.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of March 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$3,146	$3,146	$-	$--	$--
Operating lease obligations	1,025,554	400,191	576,706	41,706	6,951
Total	$1,028,700	$403,337	$576,706	$41,706	$6,951

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

For the current fiscal year, we anticipate increased revenues from franchise royalties and fees, while holding our non-café operating expenses to fiscal 2011 levels.  To the extent that actual revenues fall short of our projections, we will decrease our fixed overhead expenses.  Any decreases, however, are likely to impair our ability to market and sell franchises, as the expense reductions are likely to occur in the area of public relations, marketing and advertising.  We hope that as the number of franchised cafés in operation increases, our business will have more visibility to prospective franchisees, thereby mitigating the effects of reducing our public relations, marketing and advertising expenses.  2011 was a year of significant franchise expansion.  We must carefully manage expansion opportunities and optimize existing café performance.  By doing this, we believe our cash position will improve and the trend of losses will dissipate.

The net proceeds from our secondary public offering were $410,704.  We had planned to use these proceeds to open one company-owned U-Swirl café in the southeastern area of the United States, thereby providing greater exposure for our U-Swirl brand.  However, since the completion of that offering, we have entered into a franchise agreement for a U-Swirl café in Marietta, Georgia, and an area development agreement for Orlando, Florida.  In addition, a significant portion of the proceeds have been used for working capital as we do not yet have profitable operations.  Rather than focus our efforts on opening another company-owned U-Swirl café, we are looking at other ways to increase our revenue base, including expansion through the continued sale of franchises, expansion through acquisition using our stock as consideration, and possible joint venture arrangements.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.  As of March 31, 2012 and December 31, 2011, inventories consisted of the following: food and beverages of $24,596 and $31,441 and non-foods of $20,973 and $54,225, respectively.  The Company did not incur significant charges to cost of sales for spoilage during the periods then ended.

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

Impairment of long-lived assts.  We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of leasehold improvements, property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

Deposits.  At March 31, 2012 and December 31, 2011, deposits consisted of security deposits for multiple locations.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  We reduce revenues by sales returns and sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor is derived from cafés in U-Swirl International, Inc.’s worldwide territory and includes initial franchise fees, continuing service fees, and royalties.  Continuing service fees and royalties are recognized in the period in which they are earned.  FASB ASC 952-605-25 stipulates that initial franchise fee revenue from a franchise sale should be recognized when the franchiser has substantially performed or satisfied all material services or conditions relating to the sale.  Substantial performance has occurred when the franchisor has: (a) no remaining obligations or intent to refund any cash received or to forgive any unpaid notes or receivables; (b) performed substantially all of the initial services required by the franchise agreement (such as providing assistance in site selection, obtaining facilities, advertising, training, preparing operating manuals, bookkeeping, or quality control); and (c) met all other material conditions or obligations.  We defer revenue from the initial franchise fee until commencement of operations by the franchisee, at which time all of our services and obligations are substantially complete.

Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees.  Product rebates are recognized in the period in which they are earned.  Rebates related to company-owned cafés are offset against café operating costs.

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

On June 21, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a Notice of Charge of Discrimination against us with the United States Equal Employment Opportunity Commission (“EEOC”), asserting that she was denied equal terms and conditions of employment and compensation.  She sought monetary damages and an unspecified amount of stock.  We entered into a settlement agreement with Ms. Hemingway in February 2012 and paid the first installment of the $22,500 settlement.  We paid the remaining portion of the settlement in May 2012.  Ms. Hemingway is married to Gregory Janson, a former director.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, we issued 33,000 shares of common stock to three officers valued at $5,830.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(2)
4.1	Form of common stock certificate (3)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (4)
4.5	Form of 2008 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.6	Form of Class C warrant (included in Exhibit 4.7)
4.7	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (6)
4.8	Form of Representative’s Purchase Warrants (7)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (8)

Regulation S-K Number	Exhibit
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (9)
10.4	Area Development Agreement for Monmouth County, New Jersey (10)
10.5	Area Development Agreement for Tucson, Arizona (11)
10.6	Form of Franchise Agreement (11)
10.7	Area Development Agreement for Boise, Idaho (10)
10.8	2011 Stock Option Plan (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statement from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements tagged as blocks of text

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

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement of other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-SWIRL, INC.

May 15, 2012	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Officer