Form 10-Q
period 2012-06-30
U-SWIRL, INC.
filed 2012-08-14
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [x] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,945,836 shares of Common Stock, $0.001 par value, as of August 8, 2012

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2012	December 31, 2011
ASSETS

Current assets
Cash	$261,571	$300,637
Accounts receivable, net	164,074	117,526
Due from related party	3,988	6,765
Inventory	44,998	85,666
Prepaid expenses	28,498	28,061
Total current assets	503,129	538,655

Leasehold improvements, property and equipment, net	1,551,989	1,705,631

Other assets
Deposits	47,872	47,872
Other assets	43,220	46,271
Total other assets	91,092	94,143

Total assets	$2,146,210	$2,338,429

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$264,772	$205,727
Accounts payable and accrued liabilities from
discontinued operations	12,072	12,072
Current portion of long-term debt	1,600	4,641
Total current liabilities	278,444	222,440

Deferred rent	194,968	238,906
Deferred revenue	295,000	405,000
Deferred revenue - related party	30,000	30,000

Total liabilities	798,412	896,346

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 4,934,836 and 4,868,836 shares issued
and outstanding, respectively	4,935	4,869
Additional paid-in capital	7,887,198	7,815,030
Accumulated deficit	(6,544,335)	(6,377,816)
Total stockholders' equity	1,347,798	1,442,083

Total liabilities and stockholders' equity	$2,146,210	$2,338,429

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Cafe sales, net of discounts	$709,122	$740,221	$1,232,787	$1,279,358
Franchise royalties and fees	148,947	84,228	275,271	130,493
Total revenues	858,069	824,449	1,508,058	1,409,851

Cafe operating costs
Food, beverage and packaging costs	229,906	226,647	402,435	394,544
Labor and related expenses	141,148	150,378	281,579	301,776
Occupancy and related expenses	108,761	124,097	213,241	230,609
Marketing and advertising	22,467	29,087	39,386	64,080
General and administrative	203,467	146,725	348,923	279,578
Officer compensation	117,867	118,176	235,131	228,345
Depreciation and amortization	76,770	76,722	153,642	153,412
Total costs and expenses	900,386	871,832	1,674,337	1,652,344
Loss from operations	(42,317)	(47,383)	(166,279)	(242,493)

Interest expense	(94)	(414)	(240)	(748)

Loss from continuing operations before income taxes	(42,411)	(47,797)	(166,519)	(243,241)
Provision for income taxes	-	-	-	-
Net loss	$(42,411)	$(47,797)	$(166,519)	$(243,241)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average common shares outstanding -
basic and diluted	4,911,144	4,776,069	4,894,765	4,761,219

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the six months ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(166,519)	$(243,241)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	153,642	153,412
Issuance of common stock for services	13,860	23,540
Stock-based compensation expense	58,374	10,000
Changes in operating assets and liabilities:
Accounts receivable, net	(46,548)	(53,750)
Inventory	40,668	(12,619)
Prepaid expenses	(437)	20,698
Accounts payable and accrued liabilities	59,045	113
Deferred rent	(43,938)	(36,822)
Deferred revenue	(110,000)	96,500
Net cash used by operating activities	(41,853)	(42,169)

Cash flows from investing activities:
Due from related party	2,777	(1,234)
Deposits	-	19,771
Purchases of property and equipment	-	(6,802)
Other assets	3,051	3,051
Net cash provided by investing activities	5,828	14,786

Cash flows from financing activities:
Payments on capital lease obligation	(3,041)	(2,658)
Net cash used by financing activities	(3,041)	(2,658)

Net change in cash	(39,066)	(30,041)

Cash, beginning of period	300,637	477,734

Cash, end of period	$261,571	$447,693

Supplemental disclosure of cash flow information:
Interest paid	$240	$748
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED

1.	DESCRIPTION OF BUSINESS

U-Swirl, Inc., formerly Healthy Fast Food, Inc., (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 30, 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.

The U-Swirl concept allows guests a broad choice in frozen yogurt by providing an assortment of non-fat and low-fat flavors, including tart, traditional and no sugar-added options and numerous toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.

As of June 30, 2012, the Company owned and operated six U-Swirl Yogurt cafés.  From the Company’s inception through June 30, 2012, the Company has sold the following:

Agreements
Franchise area development agreements (1)	13
Single-unit franchise agreements (2)	15
License agreement converted to a franchise agreement	1

(1)	Includes the first franchise agreement under the area development agreement.
(2)	Includes subsequent franchises under an area development agreement or franchises without an area development agreement.

Discontinued Operations - Fresh and Fast (formerly EVOS) Concept - The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as discontinued operations.  See Note 7, Accounts Payable and Accrued Liabilities from Discontinued Operations, for further discussion.

Accounting Policy for Ownership Interests in Investees - The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions, and profits.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the results of operations for the six months ended June 30, 2012.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

Cash - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company believes it is not exposed to any significant credit risk on cash and short-term investments due to the temporary unlimited deposit insurance coverage at all FDIC-insured depository institutions through December 31, 2012.

Accounts Receivable - The Company monitors its exposure to losses on accounts receivable and maintains an allowance for potential losses or adjustments.  The Company reserves an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.  Past due accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due.

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company did not incur significant charges to cost of sales for spoilage during the periods ended June 30, 2012 and December 31, 2011.

Leasehold Improvements, Property and Equipment - Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected as a gain or loss from operations.

The estimated useful lives are:

Café equipment	7 years
Signage	7 years
Furniture and fixtures	7 years
Computer equipment	5 years
Vehicles	5 years
Leasehold improvements	10 years

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. As of June 30, 2012 and December 31, 2011, the Company did not have any construction-in-process.

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

Initial franchise fee revenue from a franchise sale is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale up through the point at which the franchisee is able to open the franchised U-Swirl café, and the Company has no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of its other material pre-opening obligations.  The Company defers revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised U-Swirl café, (1) the date on which all pre-opening services and obligations of the Company are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.  Royalties are recognized in the period in which they are earned.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED

Share-based Compensation Expense - The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of June 30, 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

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

Geographic Concentration - As of June 30, 2012, all of the Company’s cafe sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

New Accounting Pronouncements - In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

3.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $166,519 for the six months ended June 30, 2012, and has accumulated net losses totaling $6,544,335 since inception.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED
4.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accounts receivable	$200,074	$146,526
Allowance for doubtful accounts	(36,000)	(29,000)
Accounts receivable, net	$164,074	$117,526

5.           DEPOSITS

Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

6.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Café equipment	$907,392	$907,392
Signage	112,395	112,395
Furniture and fixtures	130,244	130,244
Computer equipment	107,367	107,367
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	1,168,673
	2,450,008	2,450,008
Less: accumulated depreciation	(898,019)	(744,377)
Leasehold improvements, property and equipment, net	$1,551,989	$1,705,631

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES FROM DISCONTINUED OPERATIONS

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, were as follows:
	June 30, 2012	December 31, 2011
Assets	$-	$-
Liabilities	(12,072)	(12,072)
Net liabilities	$(12,072)	$(12,072)

As of June 30, 2012, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of June 30, 2012, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED
8.           CAPITAL LEASE

The Company leases its vehicle under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included on the Balance Sheet as leasehold improvements, property, and equipment as follows:

	June 30, 2012	December 31, 2011
Leased equipment	$23,937	$23,937
Accumulated amortization	(22,740)	(20,346)
Net capital lease	$1,197	$3,591

Amortization of the asset under the capital lease is included in depreciation expense.

The future minimum lease payments required under the capital lease as of June 30, 2012, are as follows:

2012	$1,600
Total minimum lease payments	1,600
Less: Current maturities of capital lease obligations	(1,600)
Long-term capital lease obligations	$-

9.           DEFERRED REVENUE

The Company deferred franchise fee and area development agreement fee income of $325,000 and $435,000 as of June 30, 2012 and December 31, 2011, respectively.  Of the total amount deferred, and as reflected on the balance sheet, an allocation has been made to a related party classification.  See Note 15, Related Party Transactions, for additional information.

An area developer has encountered delays in meeting the requirements of the area development agreement and the Company is currently negotiating to resolve the delinquency.  The area developer has outstanding receivables of approximately $37,787 and deferred revenue of $75,000 as of June 30, 2012.

10.           FRANCHISE ROYALTIES AND FEES

During the six months ended June 30, 2012 and 2011, the Company recognized the following franchise royalties and fees:

	June 30, 2012	June 30, 2011
Royalty income	$129,425	$41,993
Franchise fee income	100,000	88,500
Rebate income from purveyors that supply products to our franchisees	45,846	-
Franchise royalties and fees	$275,271	$130,493

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED

11.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Rent	$155,753	$158,618
Real estate taxes, insurance and CAM fees	30,317	38,922
Utilities	27,171	33,069
Occupancy and related expenses	$213,241	$230,609

12.           STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012, the Company granted 66,000 shares of its $0.001 par value common stock to officers for services.  The fair market value of the shares on the dates of grant totaled $13,860.

13.	STOCK OPTIONS

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2011	1,230,750	1.24		-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - June 30, 2012	1,230,750	1.24	2 years	-

During the six months ended June 30, 2012 and 2011, the Company expensed $58,374 and $10,000 related to stock option grants, respectively.

14.	WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2011	210,000	2.53		-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - June 30, 2012	210,000	2.53	6 years	-

All warrants outstanding are exercisable as of June 30, 2012.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
UNAUDITED

During the six months ended June 30, 2012 and 2011, the Company expensed $0 and $0 related to stock warrants issued, respectively.

15.           RELATED PARTY TRANSACTIONS

The Company was owed $3,988 and $6,765 as of June 30, 2012 and December 31, 2011, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of June 30, 2012 and December 31, 2011, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

16.           LEGAL PROCEDINGS

On June 21, 2010, Katherine Hemingway, our former Vice President of Marketing and Communications, filed a Notice of Charge of Discrimination against us with the United States Equal Employment Opportunity Commission (“EEOC”), asserting that she was denied equal terms and conditions of employment and compensation.  She sought monetary damages and an unspecified amount of stock.  We entered into a settlement agreement with Ms. Hemingway in February 2012 for $22,500.  This amount was paid in full as of May 2012.  Ms. Hemingway is married to Gregory Janson, a former director.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

17.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at June 30, 2012, and has not provided for any such contingencies, accordingly.

18.           SUBSEQUENT EVENTS

On July 31, 2012, the Company granted 11,000 shares of its $0.001 par value common stock to officers for services.  The fair market value of the shares on the date of grant totaled $2,640.

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

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  In July 2009, we entered into a franchise agreement for a café in Reno, Nevada, which opened in October 2009.  Our franchisee in Reno opened a second location in October 2010, and a third café in June 2011.  We also entered into franchise agreements for locations in Marietta, Georgia; Waco, Texas; and Philadelphia, Pennsylvania.  The Waco, Texas café opened in September 2011, the Jenkintown, Pennsylvania café opened in June 2012, and the Marietta, Georgia café opened in July 2012.  In addition, we have signed area development agreements as follows:

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

•
New Mexico for the development of a minimum of one café by May 2012 (which opened in February 2012) and a total of ten cafés by May 2015 (the second café having opened in March 2012 and the third café having opened in June 2012);

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

Results of Operations

Three Months Ended June 30, 2012.  For the three months ended June 30, 2012, our U-Swirl cafés generated $709,122 in sales, net of discounts, as compared to $740,221 for the three months ended June 30, 2011.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of our cafés are located and increased competition from other frozen yogurt retailers.

Our 2012 café operating costs were $479,815, or 68% of net cafe sales revenues, resulting in café operating profit of $229,307, as compared to $501,122, or 68% of net cafe sales revenues in 2011, resulting in café operating profit of $239,099.

We also generated $45,000 in franchise fee income and $78,391 in royalty income, and $25,556 in rebate income for a total of $148,947 in franchise royalties and fees during the three months ended June 30, 2012.  During the three months ended June 30, 2011, we recognized $58,500 in franchise fee income and $25,728 in royalty income, for a total of $84,228.  Prior to 2012, we did not receive any payment discounts, rebates, and/or other types of remuneration from any suppliers based on purchases by our franchisees.  Beginning in January 2012, a supplier started paying rebate income based on purchases by our franchisees.  During the three months ended June 30, 2012, we had 20 franchised cafés in operation for the entire period and three franchised cafés in operation for a portion of the period.  During the comparable 2011 period, we had six franchised cafés in operation for the entire period and four franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $22,467 for the 2012 period as compared to $29,087 for the 2011 period.  This decrease is a result of the reduced volume of print ads, radio advertising and store promotions offered during 2012.

For the three months ended June 30, 2012, general and administrative expense increased by $56,742 (39%) to $203,467 in part due to franchise consulting, training and development and increased travel to franchised cafe locations.  During the fourth quarter of 2011, we engaged a national operations consultant to assist us with providing support to our franchisees, developing new product offerings, and increasing efficiencies of franchised operations through logistics, purchsing power, and operational improvements.  The largest components of general and administrative expense for the 2012 period were legal fees $31,977, accounting fees $15,000, consulting fees $20,134, training and development $19,126, insurance $12,895, travel $7,771 and credit card fees $12,824.

Officer compensation for the 2012 period decreased slightly by $309 (0.3%) to $117,867, in part due to the decrease in the valuation of the shares of common stock issued for services from $10,670 in 2011 and $8,030 in 2012.

Depreciation and amortization expense increased from $76,722 to $76,770, reflecting our increased base of leasehold improvements, property and equipment due to the opening of our corporate offices in the current location.

Our loss from operations decreased by $5,066 for the three months ended June 30, 2012, primarily as a result of the increase in franchise royalties and fees.

As a result of the above, our net loss for the three months ended June 30, 2012 was $42,411, as compared to a loss of $47,797 for the comparable 2011 period.

Six Months Ended June 30, 2012.  For the six months ended June 30, 2012, our U-Swirl cafés generated $1,232,787 in sales, net of discounts, as compared to $1,279,358 for the six months ended June 30, 2011.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of our cafés are located and increased competition from other frozen yogurt retailers.

Our 2012 café operating costs were $897,255, or 73% of net cafe sales revenues, resulting in café operating profit of $335,532, as compared to $926,929, or 72% of net cafe sales revenues in 2011, resulting in café operating profit of $352,429.

We also generated $100,000 in franchise fee income and $129,425 in royalty income, and $45,846 in rebate income for a total of $275,271 in franchise royalties and fees during the six months ended June 30, 2012.  During the six months ended June 30, 2011, we recognized $88,500 in franchise fee income and $41,993 in royalty income, for a total of $130,493.  Prior to 2012, we did not receive any

payment discounts, rebates, and/or other types of remuneration from any suppliers based on purchases by our franchisees.   Beginning in January 2012, a supplier started paying rebate income based on purchases by our franchisees.  During the six months ended June 30, 2012, we had 17 franchised cafés in operation for the entire period and six franchised cafés in operation for a portion of the period.  During the comparable 2011 period, we had four franchised cafés in operation for the entire period and six franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $39,386 for the 2012 period as compared to $64,080 for the 2011 period.  This decrease is a result of the reduced volume of print ads, radio advertising and store promotions offered during 2012.

For the six months ended June 30, 2012, general and administrative expense increased by $69,345 (25%) to $348,923 in part due to franchise consulting, training and development and increased travel to franchised cafe locations, as described above.  The largest components of general and administrative expense for the 2012 period were legal fees $44,948, accounting fees $37,000, consulting fees $40,268, training and development $32,448, insurance $23,381, travel $15,714, and credit card fees $21,682.

Officer compensation for the 2012 period increased slightly by $6,786 (3%) to $235,131, despite the decrease in the valuation of the shares of common stock issued for services from $23,540 in 2011 to $13,860 in 2012 due to lower stock prices.

Depreciation and amortization expense increased slightly from $153,642 to $153,412, reflecting our increased base of leasehold improvements, property and equipment due to the opening of our corporate offices in the current location.

Our loss from operations decreased by $76,214 for the six months ended June 30, 2012, primarily as a result of the increase in franchise royalties and fees.

As a result of the above, our net loss for the six months ended June 30, 2012 was $166,519, as compared to a loss of $243,241 for the comparable 2011 period.

Liquidity and Financial Condition

As of June 30, 2012.  At June 30, 2012, we had working capital of $224,685 and cash of $261,571, as compared to working capital of $316,215 and cash of $300,637 at December 31, 2011.

We had a net loss of $166,519 during the first six months of 2012, and operating activities used cash of $41,853.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $153,642 and stock-based compensation of $58,374.  In comparison, operating activities used cash of $42,169 for the six months ended June 30, 2011, and the principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $153,412 and stock-based compensation of $10,000.

Investing activities provided cash of $5,828 in 2012 as compared to $14,786 in 2011.  Pre-payments for inventory items are recorded as deposits.  When the items are received, they are then recorded as inventory and the amounts of prepayment are credited against deposits.  For 2011, we had deposit credits of $19,771, offset by $6,802 used to purchase signage and equipment for our new corporate headquarters located in Henderson, Nevada.

Cash used by financing activities was $3,041 in 2012, as compared to cash used of $2,658 in 2011, resulting from payments on capital lease obligations.

The Company had deferred franchise fee and area representative agreement fee revenues of $325,000 as of June 30, 2012.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

Accounts receivable increased from $117,526 at December 31, 2011 to $164,074 at June 30, 2012, as a few of our franchisees owed royalties and payments for paper products.  During the current fiscal year, we arranged to have our franchisees purchase their paper products directly from thedistributor rather than have us purchase the products in bulk, and have started to implement a system to collect our royalty payments from franchisees via regularly scheduled automatic electronic transfers.  Management is hopeful that these measures will reduce the accounts receivable during the remainder of the current fiscal year, but cannot give assurance that a reduction will in fact occur.

Going Concern

In its report prepared in connection with our 2011 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $673,394 for the year ended December 31, 2011, and accumulated net losses totaling $6,377,816 from inception to December 31, 2011, there is substantial doubt about our ability to continue as a going concern.  For the six months ended June 30, 2012, our net loss was $166,519 and we had accumulated net losses of $6,544,335 from inception to June 30, 2012.  Our continued existence will depend on the duration of the current economic downturn, our future performance, and our ability to successfully implement our business and growth strategies and manage our franchise system.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$1,600	$1,600	$-	$--	$--
Operating lease obligations	903,421	199,251	652,040	41,704	10,426
Total	$905,021	$200,851	$652,040	$41,704	$10,426

Capital lease obligations are amounts owed under a lease agreement for our vehicle.  Operating lease obligations are amounts owed under leases for our existing six company-owned U-Swirl cafés and our corporate headquarters in Henderson, Nevada.

Plan of Operations

The amounts set forth in the Contractual Obligations table, together with approximately $95,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations.  We have historically experienced losses from operations, including recently, despite a continued increase in revenues. The operation of our six company-owned cafés and revenues from franchise royalties and fees do not yet provide sufficient cash to maintain our existing operations.  We have been forced to use our cash reserves to cover our operating expenses.

For the current fiscal year, we have generated increased revenues from franchise royalties and fees but experienced decreased sales in our company-owned cafés.  In addition, we have not been able to hold our non-café operating expenses to fiscal 2011 levels.  We do not anticipate that we will be able to significantly reduce our fixed overhead expenses.  For 2012, we added a national operations consultant which increased our general and administrative expenses.  We believe that with the assistance of this consultant we can improve the performance of both company-owned cafés and those owned by franchisees.  Specifically, we are looking at ways to increase our revenue base and achieve improved operating efficiencies, including expansion through the continued sale of franchises, expansion through acquisition using our stock as consideration, possible joint venture arrangements, and additional product offerings.

The net proceeds from our secondary public offering were $410,704.  We had planned to use these proceeds to open one company-owned U-Swirl café in the southeastern area of the United States, thereby providing greater exposure for our U-Swirl brand.  However, since the completion of that offering, we have entered into a franchise agreement for a U-Swirl café in Marietta, Georgia, and an area development agreement for Orlando, Florida.  In addition, a significant portion of the proceeds have been used for working capital as we do not yet have profitable operations.  As described above, rather than focus our efforts on opening another company-owned U-Swirl café, we are concentrating on improving our operations.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We did not incur significant charges to cost of sales for spoilage during the periods ended June 30, 2012 and December 31, 2011.

Leasehold improvements, property and equipment.  Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected as a gain or loss from operations.

Impairment of long-lived assts.  We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of leasehold improvements, property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

Deposits.  At June 30, 2012 and December 31, 2011, deposits consisted of security deposits for multiple locations and a sales tax deposit held with the State of Nevada.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor is derived from cafés in our worldwide territory and includes initial franchise fees and royalties.

Initial franchise fee revenue from a franchise sale is recognized when we have substantially performed or satisfied all of our material obligations relating to the sale up through the point at which the franchisee is able to open the franchised U-Swirl café, and we have no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when we have (a) performed substantially all of our initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of our other material pre-opening obligations.  We defer revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised U-Swirl café, (1) the date on which all of our pre-opening services and obligations are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.  Royalties are recognized in the period in which they are earned.

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

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we issued 33,000 shares of common stock to three officers valued at $13,860.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(2)
4.1	Form of common stock certificate (3)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (4)
4.5	Form of 2008 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.6	Form of Class C warrant (included in Exhibit 4.7)
4.7	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (6)
4.8	Form of Representative’s Purchase Warrants (7)
10.1	2007 Stock Option Plan, as amended (1)
10.2	Asset Purchase Agreement with U-Swirl Yogurt, Inc. Dated September 19, 2008 (8)
10.3	Area Development Agreement for Phoenix Arizona Metropolitan Statistical Area (9)
10.4	Area Development Agreement for Monmouth County, New Jersey (10)
10.5	Area Development Agreement for Tucson, Arizona (11)
10.6	Form of Franchise Agreement (11)
10.7	Area Development Agreement for Boise, Idaho (10)
10.8	2011 Stock Option Plan (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer

Regulation S-K Number	Exhibit
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statement from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

U-SWIRL, INC.

August 14, 2012	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Officer