Form 10-Q
period 2012-09-30
U-SWIRL, INC.
filed 2012-11-09
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,978,836 shares of Common Stock, $0.001 par value, as of November 8, 2012

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30, 2012	December 31, 2011
ASSETS

Current assets
Cash	$300,977	$300,637
Accounts receivable, net	78,307	117,526
Due from related party	4,245	6,765
Current portion of note receivable	6,061	-
Inventory	47,598	85,666
Prepaid expenses	44,027	28,061
Total current assets	481,215	538,655

Leasehold improvements, property and equipment, net	1,475,270	1,705,631

Other assets
Deposits	47,872	47,872
Note receivable	69,884	-
Other assets	41,695	46,271
Total other assets	159,451	94,143

Total assets	$2,115,936	$2,338,429

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$251,441	$205,727
Accounts payable and accrued liabilities from
discontinued operations	12,072	12,072
Current portion of long-term debt	-	4,641
Total current liabilities	263,513	222,440

Deferred rent	174,028	238,906
Deferred revenue	260,000	405,000
Deferred revenue - related party	30,000	30,000

Total liabilities	727,541	896,346

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 4,956,836 and 4,868,836 shares issued
and outstanding, respectively	4,957	4,869
Common stock payable	11	-
Additional paid-in capital	7,924,488	7,815,030
Accumulated deficit	(6,541,061)	(6,377,816)
Total stockholders' equity	1,388,395	1,442,083

Total liabilities and stockholders' equity	$2,115,936	$2,338,429

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited		Unaudited
	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Cafe sales, net of discounts	$663,345	$693,701	$1,896,132	$1,973,059
Franchise royalties and fees	169,872	109,102	445,143	239,595
Total revenues	833,217	802,803	2,341,275	2,212,654

Cafe operating costs
Food, beverage and packaging costs	210,138	222,561	612,573	617,105
Labor and related expenses	158,350	162,263	439,929	464,039
Occupancy and related expenses	116,319	118,986	329,560	349,595
Marketing and advertising	15,575	12,535	54,961	76,615
General and administrative	134,286	151,514	483,209	431,092
Officer compensation	118,515	129,482	353,646	357,827
Depreciation and amortization	76,719	76,748	230,361	230,160
Total costs and expenses	829,902	874,089	2,504,239	2,526,433
Income (loss) from operations	3,315	(71,286)	(162,964)	(313,779)

Interest expense	(41)	(313)	(281)	(1,061)

Income (loss) from continuing operations before income taxes	3,274	(71,599)	(163,245)	(314,840)
Provision for income taxes	-	-	-	-
Net income (loss)	$3,274	$(71,599)	$(163,245)	$(314,840)

Net income (loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.03)	$(0.07)

Weighted average common shares outstanding -
basic and diluted	4,944,879	4,811,781	4,911,591	4,778,288

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the nine months ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$(163,245)	$(314,840)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	230,361	230,160
Issuance of common stock for services	22,000	34,320
Stock-based compensation expense	87,557	29,474
Changes in operating assets and liabilities:
Accounts receivable, net	39,219	(57,845)
Inventory	38,068	(46,227)
Prepaid expenses	(15,966)	35,368
Note receivable	(75,945)	-
Accounts payable and accrued liabilities	45,714	(11,970)
Deferred rent	(64,878)	(55,234)
Deferred revenue	(145,000)	67,583
Net cash used by operating activities	(2,115)	(89,211)

Cash flows from investing activities:
Due from related party	2,520	1,790
Deposits	-	19,771
Purchases of property and equipment	-	(7,375)
Other assets	4,576	4,576
Net cash provided by investing activities	7,096	18,762

Cash flows from financing activities:
Payments on capital lease obligation	(4,641)	(4,056)
Net cash used by financing activities	(4,641)	(4,056)

Net change in cash	340	(74,505)

Cash, beginning of period	300,637	477,734

Cash, end of period	$300,977	$403,229

Supplemental disclosure of cash flow information:
Interest paid	$281	$1,061
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

As of September 30, 2012, the Company owned and operated six U-Swirl Yogurt cafés.  From the Company’s inception through September 30, 2012, the Company has sold the following:

Agreements
Franchise area development agreements (1)	13
Single-unit franchise agreements (2)	15
License agreement converted to a franchise agreement	1

(1)	Includes the first franchise agreement under the area development agreement.
(2)	Includes subsequent franchises under an area development agreement or franchises without an area development agreement.

Discontinued Operations - Fresh and Fast (formerly EVOS) Concept - The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as discontinued operations.  See Note 9, Accounts Payable and Accrued Liabilities from Discontinued Operations, for further discussion.

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

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the results of operations for the nine months ended September 30, 2012.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
UNAUDITED

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company did not incur significant charges to cost of sales for spoilage during the periods ended September 30, 2012 and December 31, 2011.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
UNAUDITED

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. As of September 30, 2012 and December 31, 2011, the Company did not have any construction-in-process.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
UNAUDITED
Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of September 30, 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

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

Geographic Concentration - As of September 30, 2012, all of the Company’s cafe sales are derived from its restaurants located in Southern Nevada, which may be impacted in the event of a decline in the local economy.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

3.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $163,245 for the nine months ended September 30, 2012, and has accumulated net losses totaling $6,541,061 since inception.

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

4.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accounts receivable	$88,307	$146,526
Allowance for doubtful accounts	(10,000)	(29,000)
Accounts receivable, net	$78,307	$117,526

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
UNAUDITED
5.           INVENTORY

As of September 30, 2012 and December 31, 2011 inventory consisted of the following:

	September 30, 2012	December 31, 2011
Food and beverages	$21,972	$31,441
Paper products	25,626	54,225
Inventory	$47,598	$85,666

6.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Café equipment	$907,392	$907,392
Signage	112,395	112,395
Furniture and fixtures	130,244	130,244
Computer equipment	107,367	107,367
Vehicles	23,937	23,937
Leasehold improvements	1,168,673	1,168,673
	2,450,008	2,450,008
Less: accumulated depreciation	(974,738)	(744,377)
Leasehold improvements, property and equipment, net	$1,475,270	$1,705,631

7.           DEPOSITS

Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

8.           NOTE RECEIVABLE

In September 2012, the Company entered into an agreement with an area developer converting accounts receivable of $75,945 into a note receivable.  The outstanding receivable represents delinquent royalty and franchise fees due to the Company.  The note bears interest at a rate of 6% per annum and requires fixed weekly payments of $135 from September 2012 to May 2013 and increases to $325 a week from June 2013 to maturity in June 2018.

As of September 30, 2012 and December 31, 2011, the note receivable balance consisted of the following:

	September 30, 2012	December 31, 2011

Total note receivable	$75,945	$-
Less current maturities	(6,061)	-
Net long-term note receivable	$69,884	$-

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
UNAUDITED
9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES FROM DISCONTINUED OPERATIONS

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Assets	$-	$-
Liabilities	(12,072)	(12,072)
Net liabilities	$(12,072)	$(12,072)

As of September 30, 2012, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of September 30, 2012, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

10.           CAPITAL LEASE

The Company leased its vehicle under an agreement that is classified as a capital lease.  The term of the lease agreement expired in October 2012.  The cost of equipment under capital lease is included on the Balance Sheet as leasehold improvements, property, and equipment as follows:

	September 30, 2012	December 31, 2011
Leased equipment	$23,937	$23,937
Accumulated amortization	(23,937)	(19,296)
Net capital lease	$-	$4,641

Amortization of the asset under the capital lease is included in depreciation expense.

11.           DEFERRED REVENUE

The Company deferred franchise fee and area development agreement fee income of $290,000 and $435,000 as of September 30, 2012 and December 31, 2011, respectively.  Of the total amount deferred, and as reflected on the balance sheet, an allocation has been made to a related party classification.  See Note 17, Related Party Transactions, for additional information.

An area developer has encountered delays in meeting the requirements of the area development agreement and the Company is currently in negotiations to resolve the delinquency.  The area developer has outstanding receivables of approximately $40,000 and deferred revenue of $75,000 as of September 30, 2012.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
UNAUDITED
12.           FRANCHISE ROYALTIES AND FEES

During the nine months ended September 30, 2012 and 2011, the Company recognized the following franchise royalties and fees:

	September 30, 2012	September 30, 2011
Royalty income	$217,779	$82,178
Franchise fee income	135,000	157,417
Rebate income from purveyors that supply products to our franchisees	92,364	-
Franchise royalties and fees	$445,143	$239,595

13.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Rent	$236,383	$242,757
Real estate taxes, insurance and CAM fees	41,262	49,855
Utilities	51,915	56,983
Occupancy and related expenses	$329,560	$349,595

14.           STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012, the Company granted 99,000 shares of its $0.001 par value common stock to officers for services.  The fair market value of the shares on the dates of grant totaled $22,000.  As of September 30, 2012, 11,000 of those shares had not been issued and are recorded as common stock payable.

15.	STOCK OPTIONS

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2011	1,230,750	$1.24		$-
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(268,750)	$4.40
Outstanding - September 30, 2012	962,000	$0.36	3.83 years	$-

During the nine months ended September 30, 2012 and 2011, the Company expensed $87,557 and $29,474 related to stock option grants, respectively.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
UNAUDITED
16.	WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2011	5,161,500	$			$-
Granted	-		$-
Exercised	-		$-
Forfeited/Cancelled	(50,000)		$7.50
Outstanding - September 30, 2012	5,111,500		$5.31	1.45 years	$-

During the nine months ended September 30, 2012 and 2011, the Company expensed $0 and $0 related to stock warrants issued, respectively.

17.           RELATED PARTY TRANSACTIONS

The Company was owed $4,245 and $6,765 as of September 30, 2012 and December 31, 2011, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Executive Officer.  The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of September 30, 2012 and December 31, 2011, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

18.           LEGAL PROCEDINGS

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

19.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at September 30, 2012, and has not provided for any such contingencies, accordingly.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
UNAUDITED

20.           SUBSEQUENT EVENTS

On October 1, 2012, the Company issued 11,000 shares of common stock which was recorded to common stock payable as of September 30, 2012.

On October 31, 2012, the Company granted 11,000 shares of its $0.001 par value common stock to officers for services rendered.  The fair market value of the shares on the date of grant totaled $3,080.

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

Results of Operations

Three Months Ended September 30, 2012.  For the three months ended September 30, 2012, our U-Swirl cafés generated $663,345 in sales, net of discounts, as compared to $693,701 for the three months ended September 30, 2011.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of our cafés are located and increased competition from other frozen yogurt retailers.

Our 2012 café operating costs were $484,807, or 73% of net cafe sales revenues, resulting in café operating profit of $178,538, as compared to $503,810, or 73% of net cafe sales revenues in 2011, resulting in café operating profit of $189,891.

We also generated $35,000 in franchise fee income, $88,354 in royalty income, and $46,518 in rebate income for a total of $169,872 in franchise royalties and fees during the three months ended September 30, 2012.  During the three months ended September 30, 2011, we recognized $68,917 in franchise fee income and $40,185 in royalty income, for a total of $109,102.  Prior to 2012, we did not receive any payment discounts, rebates, and/or other types of remuneration from any suppliers based on purchases by our franchisees.  Beginning in January 2012, a supplier started paying rebate income based on purchases by our franchisees.  During the three months ended September 30, 2012, we had 23 franchised cafés in operation for the entire period and one franchised café in operation for a portion of the period.  During the comparable 2011 period, we had twelve franchised cafés in operation for the entire period and two franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $15,575 for the 2012 period as compared to $12,535 for the 2011 period.  This increase is a result of the larger volume of print ads and the creation of new social media applications for mobile phone users during the third quarter of 2012.

For the three months ended September 30, 2012, general and administrative expense decreased by $17,228 (11%) to $134,286 in part due to a $20,500 decrease in bad debt expense and a $43,360   decrease in legal fees.  During the fourth quarter of 2011, we engaged a national operations consultant to assist us with providing support to our franchisees, developing new product offerings, and increasing efficiencies of franchised operations through logistics, purchasing power, and operational improvements.  The largest components of general and administrative expense for the 2012 period were credit card fees $14,336, repairs and maintenance $14,799, consulting fees $20,135, legal fees $13,620, and training and development $19,083.

Officer compensation for the 2012 period decreased by $10,967 (8%) to $118,515, in part due to the reclassification of our corporate trainers’ salary from officer salaries to training and development expense and also decrease in the valuation of the shares of common stock issued for services from $10,780 in 2011 to $8,140 in 2012.

Depreciation and amortization expense decreased slightly from $76,748 to $76,719.

We realized income of $3,315 from operations for the three months ended September 30, 2012, as compared to a loss of $71,286 for the comparable period in 2011, primarily as a result of the increase in franchise royalties and fees and the decrease in operating expenses.

As a result of the above, our net income for the three months ended September 30, 2012 was $3,274, as compared to a loss of $71,599 for the comparable 2011 period.

Nine Months Ended September 30, 2012.  For the nine months ended September 30, 2012, our U-Swirl cafés generated $1,896,132 in sales, net of discounts, as compared to $1,973,059 for the nine months ended September 30, 2011.  The decrease in sales revenue is attributed to the continued high unemployment rate in the Las Vegas area where all of our cafés are located and increased competition from other frozen yogurt retailers.

Our 2012 café operating costs were $1,382,062, or 73% of net cafe sales revenues, resulting in café operating profit of $514,070, as compared to $1,430,739, or 73% of net cafe sales revenues in 2011, resulting in café operating profit of $542,320.

We also generated $135,000 in franchise fee income, $217,779 in royalty income, and $92,364 in rebate income for a total of $445,143 in franchise royalties and fees during the nine months ended September 30, 2012.  During the nine months ended September 30, 2011, we recognized $157,417 in franchise fee income and $82,178 in royalty income, for a total of $239,595.  Prior to 2012, we did not receive any payment discounts, rebates, and/or other types of remuneration from any suppliers based on purchases by our franchisees.  Beginning in January 2012, a supplier started paying rebate income based on purchases by our franchisees.  During the nine months ended September 30, 2012, we had 17 franchised cafés in operation for the entire period and seven franchised cafés in operation for a portion of the period.  During the comparable 2011 period, we had three franchised cafés in operation for the entire period and eleven franchised cafés in operation for a portion of the period.

Marketing and advertising expenses were $54,961 for the 2012 period as compared to $76,615 for the 2011 period.  This decrease is a result of the reduced volume of print ads, radio advertising and store promotions offered during the nine month period in 2012.

For the nine months ended September 30, 2012, general and administrative expense increased by $52,117 (12%) to $483,209 in part due to franchise consulting, training and development  (reflecting the inclusion of our corporate trainers salary as described above) and increased travel to franchised cafe locations, as described above.  The largest components of general and administrative expense for the 2012 period were credit card fees $36,019, repairs and maintenance $28,804, accounting fees $43,950, consulting fees $60,405, legal fees $58,569, and training and development $51,526.

Officer compensation for the 2012 period decreased slightly by $4,181 (1%) to $353,646, primarily due to the decrease in the valuation of the shares of common stock issued for services from $34,320 in 2011 to $22,000 in 2012 reflecting lower stock prices.

Depreciation and amortization expense increased slightly from $230,160 to $230,361.

Our loss from operations decreased by $150,815 for the nine months ended September 30, 2012, primarily as a result of the increase in franchise royalties and fees.

As a result of the above, our net loss for the nine months ended September 30, 2012 was $163,245, as compared to a loss of $314,840 for the comparable 2011 period.

Liquidity and Financial Condition

As of September 30, 2012.  At September 30, 2012, we had working capital of $217,702 and cash of $300,977, as compared to working capital of $316,215 and cash of $300,637 at December 31, 2011.

We had a net loss of $163,245 during the first nine months of 2012, and operating activities used cash of $2,115.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $230,361 and stock-based compensation of $87,557.  In comparison, operating activities used cash of $89,211 for the nine months ended September 30, 2011, and the principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $230,160 and stock-based compensation of $29,474.

Investing activities provided cash of $7,096 in 2012 as compared to $18,762 in 2011.  Pre-payments for inventory items are recorded as deposits.  When the items are received, they are then recorded as inventory and the amounts of prepayment are credited against deposits.  For 2011, we had deposit credits of $19,771, offset by $7,375 used to purchase signage and equipment for our new corporate headquarters located in Henderson, Nevada.  Other assets of $4,576 reflected for both the 2012 and 2011 periods is the amortization of an expense incurred to secure our Green Valley Ranch location.

Cash used by financing activities was $4,641 in 2012, as compared to cash used of $4,056 in 2011, resulting from payments on capital lease obligations.

The Company had deferred franchise fee and area representative agreement fee revenues of $290,000 as of September 30, 2012.  Per the terms of the agreements, the Company will recognize franchise fee revenue upon the opening of each restaurant within the respective territories.

Accounts receivable decreased from $117,526 at December 31, 2011 to $78,307 at September 30, 2012, as a few of our franchisees owed royalties and payments for paper products at the end of the year.  During the current fiscal year, we arranged to have our franchisees purchase their paper products directly from the distributor rather than have us purchase the products in bulk, and have started to implement a system to collect our royalty payments from franchisees via regularly scheduled automatic electronic transfers.  In addition to these measures, we arranged to have one of our franchisees reduce amounts owed to us to a promissory note in the principal amount of $75,945, on which interest is charged at 6% per annum.  The note requires fixed weekly payments of $135 from September 2012 to May 2013 and increases to $325 per week from June 2013 to maturity in June 2018.  The decrease in inventory of $38,068 to $47,598 at September 30, 2012 is due to the implementation of the direct purchase arrangement.

The increase in prepaid expenses of almost $16,000 at September 30, 2012 reflects the timing of payment of prepaid rent and insurance premiums.

Going Concern

In its report prepared in connection with our 2011 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because of our net loss of $673,394 for the year ended December 31, 2011, and accumulated net losses totaling $6,377,816 from inception to December 31, 2011, there is substantial doubt about our ability to continue as a going concern.  For the nine months ended September 30, 2012, our net loss was $163,245 and we had accumulated net losses of $6,541,061 from inception to September 30, 2012.  Our continued existence will depend on the duration of the current economic downturn, our future performance, and our ability to successfully implement our business and growth strategies and manage our franchise system.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$-	$-	$-	$-	$-
Operating lease obligations	803,991	99,821	652,040	41,704	10,426
Total	$803,991	$98,821	$652,040	$41,704	$10,426

Capital lease obligations are amounts owed under a lease agreement for our vehicle, which expired in October 2012.  Operating lease obligations are amounts owed under leases for our existing six company-owned U-Swirl cafés and our corporate headquarters in Henderson, Nevada.

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

For the current fiscal year, we have generated increased revenues from franchise royalties and fees but experienced decreased sales in our company-owned cafés.  In addition, we have not been able to hold our non-café operating expenses to fiscal 2011 levels.  We do not anticipate that we will be able to significantly reduce our fixed overhead expenses. For 2012, we added a national operations consultant which increased our general and administrative expenses.  We believe that with the assistance of this consultant, we can improve the performance of both company-owned cafés and those owned by franchisees.  Specifically, we are looking at ways to increase our revenue base and achieve improved operating efficiencies, including expansion through the continued sale of franchises, expansion through acquisition using our stock as consideration, possible joint venture arrangements, and additional product offerings.

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

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We did not incur significant charges to cost of sales for spoilage during the periods ended September 30, 2012 and December 31, 2011.

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

Deposits.  At September 30, 2012 and December 31, 2011, deposits consisted of security deposits for multiple locations and a sales tax deposit held with the State of Nevada.  All deposits are carried at the lower of fair value or cost.

Revenue recognition policy.  Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor is derived from cafés in our worldwide territory and includes initial franchise fees and royalties.

Initial franchise fee revenue from a franchise sale is recognized when we have substantially performed or satisfied all of our material obligations relating to the sale up through the point at which the franchisee is able to open the franchised U-Swirl café, and we have no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when hawse have (a) performed substantially all of our initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of our other material pre-opening obligations.  We defer revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised U-Swirl café, (1) the date on which all of our pre-opening services and obligations are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.  Royalties are recognized in the period in which they are earned.

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

During the quarter ended September 30, 2012, we issued 33,000 shares of common stock to three officers valued at $8,140.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

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
101*
Financial statement from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended September 30, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

U-SWIRL, INC.

November 9, 2012	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Officer