Form 10-K
period 2012-12-31
U-SWIRL, INC.
filed 2013-03-29
CIK 1355304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
☒ Yes                      No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $698,550 as of June 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  15,152,088 shares of common stock as of March 26, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
DECEMBER 31, 2012

PART I

Item 1.	Business

We are in the business of offering consumers frozen desserts such as yogurt and sorbet.  We launched a national chain of self-serve frozen yogurt cafés called U-Swirl Frozen Yogurt and are franchising this concept.  We have built and operate cafés owned and operated by the Company (“company-owned”) and franchise to others the right to own and operate U-Swirl cafés.

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

We acquired the U-Swirl Frozen Yogurt concept in September 2008 from U Create Enterprises (formerly U-Swirl Yogurt, Inc.), which is owned by the grandchildren and family of Henry E. Cartwright, our former President, in consideration for 100,000 restricted shares of our common stock.  U Create Enterprises continues to operate its frozen yogurt café in Henderson, Nevada, as our franchisee.  No franchise fees or royalties are charged with respect to this location, as U Create Enterprises permits us to use the location as a training facility.

We issued a Franchise Disclosure Document (the “FDD”) in November 2008 and filed it in certain states which require filing.  We opened our first company-owned U-Swirl location in Las Vegas, Nevada, in March 2009 and entered into our first franchise agreement in July 2009 and our first area development agreement for multiple locations in November 2009.

As of December 31, 2012, we owned and operated six U-Swirl Frozen Yogurt cafés in the Las Vegas metropolitan area, and had 24 franchised locations in operation across the country.

On January 14, 2013, we acquired the Aspen Leaf Yogurt ("ALY") and Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. (“RMCF”) in exchange for a 60% controlling ownership interest in our company, promissory notes in the aggregate amount of $900,000, and a warrant that allows RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised.

In March 2013 we opened two additional cafés in Reno, Nevada which were previously owned and operated by a U-Swirl franchisee.

The following table provides summary detail regarding our current locations, 14 of which are company-owned.
State	Number of locations
	U-Swirl	Aspen Leaf	Yogurtini	Total
Arizona	4	1	6	11
California	1			1
Colorado		6	4	10
Florida	1		2	3
Georgia			1	1
Idaho	2	2		4
Illinois		1		1
Iowa		2		2
Kansas			2	2
Missouri		1	8	9
Montana	2			2
Nebraska			1	1

	Number of locations
	U-Swirl	Aspen Leaf	Yogurtini	Total
Nevada	9			9
New Jersey			1	1
New Mexico	3	1		4
New York			1	1
Pennsylvania	1			1
South Carolina			1	1
Tennessee	1	1		2
Texas	2	1		3
Utah	2			2
Virginia			1	1
Washington			1	1
Total	28	16	29	73

We are currently maintaining all three franchise systems and providing marketing and franchise support to all existing U-Swirl, ALY and Yogurtini franchisees. We are in the process of nurturing our relationship with the ALY and Yogurtini franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

We have already been able to secure price reductions from various vendors as well as increase support for the franchisees that were under-performing.  Going forward we see value in one cohesive brand and will work to that end.  Currently we have decided to terminate the expansion with the name Aspen Leaf and will instead open all future Aspen Leaf Stores as U-Swirl.  This represents four stores already under construction.

Pursuant to the terms of acquisition, the former owners of Yogurtini have the right to earn additional compensation based on a formula of total royalty income generated from Yogurtini locations open for more than a year that exceeds a specific threshold.  This provides the former Yogurtini owners with a financial incentive to sell and open additional Yogurtini locations.  While the number of Yogurtini branded locations may increase as result, we intend to incentivize all prospective franchisees from any brand to open as U-Swirl branded frozen yogurt café.

Our long-term strategy is to expand the U-Swirl brand.  The incentives we put in place are both economic incentives for franchisees as well as offering the opportunity to co-brand with Rocky Mountain Chocolate Factory.  This co-branding will be available only with U-Swirl branded cafés.

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

We believe that women and children/young adults comprise our targeted market based upon the observations of the staff in our U-Swirl cafés.

Competition

We believe that each of the following self-serve frozen yogurt chains provides direct competition to U-Swirl:
•	TCBY – approximately 470 locations in the United States, now offering self-serve franchises

•
Menchie’s – approximately 230 locations in the United States, Canada, Puerto Rico, Trinidad & Tobago, England, France, South Africa, Jordan, Kuwait, Bahrain, United Arab Emirates, Qatar, India, China, Japan and Australia

•	Orange Leaf Frozen Yogurt – approximately 230 locations in the United States and Australia

•	Yogurtland – over 200 locations in the United States, Guam, Mexico, Venezuela and Australia

Many of these competitors have significant competitive advantages over the Company in terms of operating histories, number of locations in operation, number of franchisees and area developers, capital and human and other resources.  There are also numerous retail outlets offering self-serve frozen yogurt that are independently owned and operated.  We compete not only for customers, but also for management and hourly personnel, suitable real estate sites, investment capital and qualified franchisees.  We also compete against frozen yogurt retailers that are not self-serve models.

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

We have designed U-Swirl cafés to be distinguishable from other frozen yogurt retail outlets and attractive to customers by offering the following:
•	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;
•	spacious surroundings of 1,800 to 3,000 square feet;
•	16 to 20 flavors of frozen yogurt;
•	up to 70 toppings; and
•	self-serve format allowing guests to create their own favorite snack.

Management believes that these characteristics may provide us with the ability to compete successfully in this industry.  While we continue to pursue locations described above we recognize that our acquisition strategy may lead us to purchase competitors with diverse layouts.

The trade dress of the Aspen and Leaf and Yogurtini locations are similar to that of U-Swirl, although their locations use different color schemes and are typically smaller than the U-Swirl cafés.

Growth Strategy / Acquisition Strategy

Our growth strategy is to maximize our market share and market penetration through the acquisition of additional self-serve yogurt systems, as well as the acquisition of complementary businesses which may provide economies of scale and vertical integration. Although we believe there are still many geographic opportunities for growth, we feel the self-serve frozen yogurt market has reached a saturation point.  In many parts of the country the consolidation of the industry has begun.  We believe this consolidation can prove beneficial to us in a number of ways, and we will concentrate a significant amount of our efforts towards the acquisition of additional franchisors of self-serve frozen yogurt.  In addition to the acquisition of self-serve frozen yogurt franchisors we see benefits in complementary businesses which provide us with the opportunity for vertical integration.  Those opportunities lie in owning specific products which may be sold in our cafés, as well as securing proprietary technology for use by franchisees.  We see this as a possibility of adding new revenue streams while expanding into other markets in an efficient and lower risk model.

We intend to grow organically by expanding the number of locations under construction through continued development of the growing franchise base.  We intend to incentivize through co-branding with proprietary concepts, and capitalize on synergistic opportunities for joint-venture cafés.  We intend to leverage the RMCF relationship, utilizing its experience in logistics, franchising, and international markets to expand market share.   Based on an analysis of population statistics, we believe that an estimated 3,000 U-Swirl owned cafés could be operated in the United States and abroad.  These estimates are based on a variety of factors including total population, population density, drive-time and other factors related to consumer convenience, consumer demand, local market competition and other relevant factors.  In addition, we believe that foreign markets represent expansion opportunities as well.

There can be no assurances that we can or will be able to successfully develop and operate the estimated 3,000 potential cafés in the United States.  Similarly, other risk factors identified herein could adversely impact our ability to fully develop the forecasted market opportunity.

Franchise Marketing

Initially, our marketing strategy for establishing multi-unit franchises was to contact individuals or entities that had previously developed franchises with our management team in other concepts.  We believed it was prudent to leverage established relationships and to create new relationships with management teams with the proper knowledge, experience, and access to financial resources necessary to successfully develop and operate a U-Swirl franchise in a timely fashion.  Specifically, Henry Cartwright, our Chief Marketing Officer, has had significant experience in developing franchise concepts and has maintained current contact with former franchisees.  We believe that these contacts were useful in identifying qualified candidates to operate multi-unit franchises.

With 14 company-owned cafés and 59 franchised cafés in operation, we now identify qualified candidates through referrals from other franchisees, inquiries on our web site and customers of U-Swirl, Aspen Leaf and Yogurtini cafés.

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

Yogurtini will not offer area developments after April 30th and will only offer single franchise units.

Area Development Agreements

We have elected to pursue a development strategy focused, where appropriate, on the execution of area development agreements (“ADAs”) with qualified area developers that possess, or have the ability to secure in a timely manner, the experience, knowledge and abilities, established market knowledge and relationships, capital resources, and the skills necessary to develop multiple locations in a market.  Prior to the execution of an ADA, we determine the minimum number of cafés that must be developed within a territory.  A territory will consist of one or more metropolitan or micropolitan1 statistical areas.  A standard form ADA generally provides for the following:

•	Term: Until the end of the development schedule, generally 15 years;
•	Development Exclusivity: The ADA provides for limited and conditional development exclusivity for the area covered by the ADA. The exclusivity does not apply to:
•	Non-traditional café types (such as shopping mall food court or airport locations), or
•	Cafés acquired by the Company pursuant to a merger or acquisition;
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

Our existing franchisees pay a 3% royalty on monthly net sales and may pay an additional 2% to support national and regional advertising efforts once we determine that the system has grown to a sufficient size to warrant these efforts.  Existing ALY franchisees currently pay a 1% marketing fee and Yogurtini franchisees currently pay 2% in marketing fees.  We intend to maintain these terms until we have determined best course of action.  We expect that determination will come once we can better gauge the integration of the existing systems as well as others that may be acquired in the future.  We have increased the royalty to 5% for new franchisees to our U-Swirl system.  To date we have sold one area development agreement with the royalty at 5% and intend to keep that rate for the foreseeable future.  We require franchisees to dedicate at least 1% of net sales to local advertising.  Yogurtini is currently charging a 5% royalty and we will honor the existing contracts.  ALY is currently charging a 4% royalty and we will honor the existing contracts.

Under the U-Swirl system, each café must conform to a standard of interior design, featuring a distinctive and comfortable décor.  The minimum size for a typical U-Swirl café is 1,800 square feet, but
________________

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

We are currently engaged in developing additional market development plans.  These plans will be used to develop, franchise-owned and joint-venture locations, and grow by acquisition.  We are currently reviewing additional markets and will prioritize these markets based on a variety of factors including maximizing distribution channel and management efficiencies, executing area development agreements and other factors.

We launched our new market development initiatives in October 2009 with the expansion of our management team that included professionals experienced in the development of restaurant and retail concepts on a national level.  While these professionals are no longer with us, we continue to utilize comprehensive data gathering and analysis, incorporating consumer demographic densities and characteristics, psychographic data, traffic counts and flow, short-term and long-term market development trends, proximity to community points-of-interest, local competitors and site availability. The recent transaction with RMCF provides us access to 30 years of experience in the retail dessert franchise business.   We intend to leverage their experience in retail store marketing, franchise support, logistics, and overall knowledge of the business to expand in to new markets and specifically in identifying new locations within a particular market.  Once we identify available sites that meet or exceed our criteria, we apply another round of scrutiny.  These criteria include, but are not limited to, site visibility, ingress and egress, size, location within a shopping center, tenant mix and rent factors.

Personnel Development

We believe that a critical factor in the successful development and operation of each U-Swirl café is the development of café personnel.  To meet this need, we have developed a comprehensive U-Swirl training program that all café personnel are required to complete. The training requirement applies to all U-Swirl cafés including company-owned, franchise-owned and licensed U-Swirl cafés.  The training program addresses all key areas of café operations

In addition to its café personnel, we require that all non-café employees successfully complete the U-Swirl training program.  This ensures that all non-café personnel that support our café operations are fully aware of issues relating to successful retail operations and maximizing customer satisfaction.  Yogurtini and ALY implement similar training programs for operations of their respective systems.  We have begun the process of comparison for best practice implementation.

Point-of-Sale System

The Company utilizes a point-of-sale (POS) system which provides a vast array of reports that tracks key metrics and performance measures.  The Company’s café managers and management team utilize the data to measure and monitor café performance and effectiveness of advertising and promotion programs.  The Company continues to refine its reporting package to ensure timely and accurate reporting and trend analysis that is used to accomplish various objectives to maximize profitability, for each café and in the aggregate, including:

•	Developing and implementing cost-effective new customer acquisition and customer loyalty programs;

•	Achieving and maintaining target cost of sales and labor costs and gross margins;

•	Incorporating café performance analytics with other relevant factors to refine criteria to provide predictive indicators for purposes of site selection for future cafés; and

•	Forecasting future performance.

In addition to the U-Swirl POS system, we now have both corporate stores and franchise stores with other POS systems, namely R-Power, Lionwise, and Micros POS system.  They will all continue to be part of our operations for the foreseeable future; however, our goal is to identify and create, if necessary, a cohesive, scalable system for the long-term future.

Key data tracked and analyzed includes, but is not limited to:

•	Product sales and sales mix;

•	Customer and transaction counts; and

•	Employee labor hours.

Trademarks and Copyrights

In connection with our frozen yogurt café operations, the following marks are owned by us and have been registered with the U.S. Patent and Trademark Office:

•	“u-swirl FROZEN YOGURT and Design”;
•	“U-SWIRL FROZEN YOGURT”
•	“U-SWIRL”;
•	“U and Design”;
•	“WORTH THE WEIGHT”;
•	“FREQUENT SWIRLER”;
•	“YOGURTINI”; and
•	“SERVE YO SELF”.

The “U-SWIRL FROZEN YOGURT and Design” (a logo) is also registered in Mexico and we have a pending application for registration of “U-SWIRL” in Canada.

We are licensed to use the mark “ASPEN LEAF” and will be granted a license to use the registered marks owned by RMCF in co-branded cafés.

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

Employees

Our company-owned cafés have approximately 12 full-time employees and 68 part-time employees that work various shifts.  The cafés are open seven days per week generally from 11:00 a.m. to late evening.  In addition to the employees at the cafés, we had 5 full-time employees as of February 28, 2013, consisting of our chief executive officer, chief operating officer, chief marketing officer and one person for each of the following functions: café operations and administration.  In addition, we had 2 part-time employees and a consultant who serves as our National Operations Consultant.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.	Properties

Facilities

Our principal offices are located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, in approximately 5,200 square feet of space leased for a term of three years expiring in July 2013.  We pay rent of approximately $2,800 per month.

The leases for our company-owned cafés range from approximately 400 to 3,000 square feet.  The leases are generally for five-year terms with options to extend.  We currently have 14 leases in place which range between $1,800 and $7,500 per month, inclusive of common area maintenance charges and taxes.

Item 3.	Legal Proceedings

There are no legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are quoted on the OTC Markets - OTCQB under the symbol “SWRL.”

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal years ended December 31, 2011 and 2012.  These quotations reflect inter-dealer prices quoted on the OTCQB without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2011 Fiscal Year:
March 31, 2011	$0.42	$0.30
June 30, 2011	$0.40	$0.28
September 30, 2011	$0.40	$0.25
December 31, 2011	$0.35	$0.22

2012 Fiscal Year:
March 31, 2012	$0.25	$0.10
June 30, 2012	$0.35	$0.15
September 30, 2012	$0.37	$0.17
December 31, 2012	$0.28	$0.18

On March 26, 2013, the closing price for the common stock on the OTCQB was $0.40 per share.

Holders and Dividends

As of March 26, 2013, there were 50 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2012, we issued 33,000 shares of common stock to three officers for services valued at $7,260.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

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

History and Overview

We were incorporated under the laws of the state of Nevada on November 14, 2005 to own and operate EVOS fast food franchises as “Healthy Fast Food.”  We opened two EVOS locations, using the proceeds from private placements and from our initial public offering that was completed in March 2008.

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

We began marketing franchises in November 2008.  As of December 31, 2012, we had 24 franchised cafés and six company-owned cafés in operation in 10 different states.

Beginning in 2011, we recognized that (1) the frozen yogurt retail market was experiencing an influx of small chains; (2) if we could grow by acquisition, we could achieve profitability by attaining an economy of scale with respect to our operations; and (3) we could use our common stock, rather than cash, to make these acquisitions.  We entered into acquisition discussions with several frozen yogurt retail operators and our discussions culminated with the closing of the RMCF transaction in January 2013 in which we acquired the Aspen Leaf and Yogurtini self-serve frozen yogurt chains from RMCF in exchange for a 60% controlling ownership interest in our company, promissory notes in the aggregate amount of $900,000, and a warrant that allows RMCF to maintain its pro rata ownership interest if any of our existing stock options and/or warrants are exercised.

As a result of the RMCF transaction, we now have 14 company-owned cafés and 59 franchised cafés in 23 different states.  Management is focusing its efforts on nurturing its relationship with the ALY and Yogurtini franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements.  Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

Since we are now a subsidiary of RMCF, we changed our fiscal year-end to that of RMCF, which is the last day of February.  We will file a transition report on Form 10-Q for the two months ended February 28, 2013.

Results of Operations

For the year ended December 31, 2012, our U-Swirl cafés generated $2,280,323 in sales, net of discounts, as compared to sales of $2,342,027 for the prior fiscal year, a decrease of 3%.  The decrease in sales was attributable to increased competition in the Las Vegas area and the continuing high rate of unemployment in the area.

Our 2012 café operating costs were $1,751,642 or 77% of net sales revenues, resulting in café operating profit of $528,681.  For 2011, our café operating costs were $1,809,582, or 77% of net sales revenues, resulting in café operating profit of $532,445.

For fiscal 2012, we generated franchise fee income of $135,000, royalty income of $266,532, and rebate income of $122,366 as compared to franchise fee income of $182,500 and royalty income of $112,600 in fiscal 2011.  During 2012, we opened 7 franchised cafés and had 24 franchised cafés in operation for all or part of that year.  In comparison, we opened 13 franchised cafés during 2011 and had 17 franchised cafés for all or part of that year.

Marketing and advertising expenses were $75,291 for the 2012 period as compared to $95,542 for the 2011 period.  This decrease is a result of the reduced volume of print ads, radio advertising and store promotions offered during 2012.

For the year ended December 31, 2012, general and administrative expense increased by $111,376 (19%) due to the recognition of a note receivable as uncollectible and also due to franchise consulting, training and development.  We recorded an allowance for the full note receivable balance due to a franchisee’s default on the note in January 2013.  During the fourth quarter of 2011, we engaged a national operations consultant to assist us with providing support to our franchisees, developing new product offerings, and increasing efficiencies of franchised operations through logistics, purchasing power, and operational improvements.  The largest components of general and administrative expenses for the 2012 fiscal year were legal fees ($79,314), bad debt expense ($56,264), insurance ($51,876), accounting fees ($50,950), credit card fees ($47,051), repairs and maintenance ($33,379), cleaning supplies ($31,279), travel ($20,511), and office and postage expense ($19,459).  In comparison, the largest components of general and administrative expenses for the 2011 fiscal year were legal fees ($110,251), accounting fees ($47,370), repairs and maintenance ($44,481), credit card fees ($43,921), insurance ($37,432), office and postage expense ($27,261), cleaning supplies ($25,319), and travel ($25,889).

Officer compensation for the 2012 fiscal year decreased by $24,822 (5%), as the value of stock issued for compensation was less in 2012 than in 2011.  This expense included $88,930 and $90,440 of stock issued to our officers in 2012 and 2011, respectively.

Depreciation and amortization expense increased slightly (by $1,400), due to the inclusion of vehicles leased in 2012.

As a result of the increased revenues and decreases in operating expenses, our net loss decreased by $158,969 (24%) and our net loss for the year ended December 31, 2012 was $514,425, as compared to a loss of $673,394 for the comparable 2011 period.

Liquidity and Financial Condition

At December 31, 2012, we had working capital of $48,909 and cash of $187,298.  At December 31, 2011, we had working capital of $316,215 and cash of $300,637.

During fiscal 2012, we had a net loss of $514,425, and operating activities used cash of $108,111.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $308,361, issuance of common stock for services of $29,260 and stock-based compensation expense of $116,745.  During fiscal 2011, we had a net loss of $673,394, and operating activities used cash of $165,096.  The principal adjustments to reconcile the net loss to net cash used by operating activities were depreciation and amortization of $306,961, issuance of common stock for services of $43,890, and stock-based compensation of $53,698.

During 2012, investing activities used cash of $587, primarily due to $6,405 used to purchase fixed assets, as compared to $6,499 used in 2011, primarily due to $9,475 used to purchase fixed assets.

Accounts receivable decreased from $117,526 at December 31, 2011 to $73,205 at December 31, 2012, as a few of our franchisees owed royalties and payments for paper products at year-end.  We attribute the decrease to arrangements made in 2012 to have our franchisees purchase their paper products directly from the distributor rather than have us purchase the products in bulk and to collect our royalty payments from franchisees via regularly scheduled automatic electronic transfers.

At December 31, 2011, we recorded $320,000 of deferred revenue in connection with the development fees from area development agreement signed prior to that date, as compared to $435,000 at December 31, 2011.  Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$676,386	$--	$624,256	$41,704	$10,426

The above table does not reflect $500,000 in recourse promissory notes and $400,000 in non-recourse notes that we executed and delivered to ALY in January 2013 as part of the consideration for the ALY frozen yogurt chain.  Interest accrues on the unpaid principal balances of the notes at the rate of 6% per annum, compounded annually, and the notes require monthly payments of principal and interest over a five-year period beginning January 2014 in the case of the recourse notes and January 2015 in the case of the non-recourse notes.  Payment of the notes is secured by a security interest in the six ALY company-owned stores.

Plan of Operations

The amounts set forth in the Contractual Obligations table, together with approximately $135,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations, which now include the ALY and Yogurtini chains.  Although we have historically experienced losses from operations, including recently, based on our current projections which assume a continued increase in revenues, we believe that the operation of our 14 company-owned cafés and revenues from franchise royalties and fees will provide sufficient cash to maintain our existing operations indefinitely.

For the current fiscal year ending February 2014, we anticipate significantly increased revenues from franchise royalties and fees with the inclusion of the ALY and Yogurtini chains.  We expect that our non-café operating expenses will increase over fiscal 2012 levels, as we do not anticipate achieving expected economy of scale savings until fiscal 2015 at the earliest.  RMCF has agreed to loan us up to $250,000 during each fiscal year to support our working capital needs.  Interest would accrue on this loan at the rate of 6% per annum and would be repaid no earlier than March 1, 2014 on terms to be negotiated with RMCF.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We did not incur significant charges to cost of sales for spoilage during the periods ended December 31, 2012 and 2011.

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

Revenue recognition policy.  We recognize revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable; and collection of the amount due is reasonably assured.

Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor is derived from cafés in our worldwide territory and includes initial franchise fees and royalties.

Initial franchise fee revenue from the sale of a franchise is recognized when we have substantially performed or satisfied all of our material obligations relating to the sale up through the point at which the franchisee is able to open the franchised U-Swirl café, and we have no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when we have (a) performed substantially all of the initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of our other material pre-opening obligations.  We defer revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised U-Swirl café, (1) the date on which all pre-opening services and our obligations are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.  Royalties are recognized in the period in which they are earned.

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

When computing fair value, we have considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.

●	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of U-Swirl, Inc.

We have audited the accompanying consolidated balance sheets of U-Swirl, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2012.  U-Swirl, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U-Swirl, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC
March 29, 2013
Las Vegas, Nevada

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current assets
Cash	$187,298	$300,637
Accounts receivable, net	73,205	117,526
Due from related party	7,048	6,765
Inventory	43,111	85,666
Prepaid expenses	26,601	28,061
Total current assets	337,263	538,655

Leasehold improvements, property and equipment, net	1,403,675	1,705,631

Other assets
Deposits	39,140	47,872
Other assets	40,170	46,271
Total other assets	79,310	94,143

Total assets	$1,820,248	$2,338,429

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$276,282	$205,727
Accounts payable and accrued liabilities from
discontinued operations	12,072	12,072
Current portion of long-term debt	-	4,641
Total current liabilities	288,354	222,440

Deferred rent	138,231	238,906
Deferred revenue	290,000	405,000
Deferred revenue - related party	30,000	30,000

Total liabilities	746,585	896,346

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 5,000,836 and 4,868,836 shares issued
and outstanding, respectively	5,001	4,869
Additional paid-in capital	7,960,903	7,815,030
Accumulated deficit	(6,892,241)	(6,377,816)
Total stockholders' equity	1,073,663	1,442,083

Total liabilities and stockholders' equity	$1,820,248	$2,338,429

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2012	December 31, 2011
Revenues
Cafe sales, net of discounts	$2,280,323	$2,342,027
Franchise royalties and fees	523,898	295,100
Total revenues	2,804,221	2,637,127

Cafe operating costs
Food, beverage and packaging costs	745,380	754,598
Labor and related expenses	571,954	600,399
Occupancy and related expenses	434,308	454,585
Marketing and advertising	75,291	95,542
General and administrative	711,152	599,776
Officer compensation	472,581	497,403
Depreciation and amortization	308,361	306,961
Total costs and expenses	3,319,027	3,309,264
Loss from operations	(514,806)	(672,137)

Interest income	1,209	-
Interest expense	(828)	(1,257)

Loss from continuing operations before income taxes	(514,425)	(673,394)
Provision for income taxes	-	-
Net loss	$(514,425)	$(673,394)

Net loss per common share - basic and diluted	$(0.10)	$(0.14)

Weighted average common shares outstanding -
basic and diluted	4,928,718	4,794,609

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2010	4,736,836	$4,737	$7,717,574	$(5,704,422)	$2,017,889

Issuance of common stock for services ($0.27 - 0.42/share)	132,000	132	43,758	-	43,890

Fair value of stock-based compensation	-	-	53,698	-	53,698

Net loss	-	-	-	(673,394)	(673,394)

Balance, December 31, 2011	4,868,836	4,869	7,815,030	(6,377,816)	1,442,083

Issuance of common stock for services ($0.17 - 0.30/share)	132,000	132	29,128	-	29,260

Fair value of stock-based compensation	-	-	116,745	-	116,745

Net loss	-	-	-	(514,425)	(514,425)

Balance, December 31, 2012	5,000,836	$5,001	$7,960,903	$(6,892,241)	$1,073,663

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net loss	$(514,425)	$(673,394)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	308,361	306,961
Issuance of common stock for services	29,260	43,890
Stock-based compensation expense	116,745	53,698
Changes in operating assets and liabilities:
Accounts receivable, net	44,321	(74,662)
Inventory	42,555	(17,243)
Prepaid expenses	1,460	46,294
Deposits	8,732	19,771
Accounts payable and accrued liabilities	70,555	51,349
Deferred rent	(100,675)	(79,260)
Deferred revenue	(115,000)	157,500
Net cash used by operating activities	(108,111)	(165,096)

Cash flows from investing activities:
Due from related party	(283)	(3,126)
Purchases of property and equipment	(6,405)	(9,475)
Other assets	6,101	6,102
Net cash used by investing activities	(587)	(6,499)

Cash flows from financing activities:
Payments on capital lease obligation	(4,641)	(5,502)
Net cash used by financing activities	(4,641)	(5,502)

Net change in cash	(113,339)	(177,097)

Cash, beginning of period	300,637	477,734

Cash, end of period	$187,298	$300,637

Supplemental disclosure of cash flow information:
Interest paid	$828	$1,257
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	DESCRIPTION OF BUSINESS

U-Swirl, Inc., (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

U-Swirl Concept - In September 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc.

The U-Swirl concept allows guests a broad choice in frozen yogurt by providing an assortment of non-fat and low-fat flavors, including tart, traditional and no sugar-added options and numerous toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.

As of December 31, 2012, the Company owned and operated six U-Swirl Yogurt cafés.  From the Company’s inception through December 31, 2012, the Company has sold the following:

Agreements
Franchise area development agreements (1)	13
Single-unit franchise agreements (2)	17
License agreement converted to a franchise agreement	1

(1)	Includes the first franchise agreement under the area development agreement.
(2)	Includes subsequent franchises under an area development agreement or franchises without an area development agreement.

In January 2013, the Company acquired the Aspen Leaf and Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. See Note 19, Subsequent Events.

Discontinued Operations - Fresh and Fast (formerly EVOS) Concept - The Company owned and operated two fast food restaurants located in Henderson and Las Vegas, Nevada under the “Fresh and Fast” Concept.  The restaurants were formerly operated under franchise rights and “EVOS” branding purchased from EVOS USA, Inc.  Effective March 1, 2009, the Company notified EVOS USA, Inc. of its intent to terminate the franchise and area development agreements.  Effective July 1, 2009, the Company ceased conducting business under the EVOS USA, Inc. franchise and area development agreements and converted the restaurants to the “Fresh and Fast” Concept.  Effective August 1, 2009, the Company determined to cease conducting business under the “Fresh and Fast” Concept altogether in order to focus on its U-Swirl Yogurt Concept, and has accordingly accounted for the “Fresh and Fast” Concept divestiture as discontinued operations.  See Note 8, Accounts Payable and Accrued Liabilities from Discontinued Operations, for further discussion.

Accounting Policy for Ownership Interests in Investees - The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions, and profits.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Year-End - The Company had designated December 31 as its year end from November 5, 2005 (inception) through December 31, 2012.  Effective January 14, 2013, the Company’s Board of Directors elected to change its year end by adopting a fiscal year ending on the last day of February.  The accompanying financial statements do not reflect the change in year end.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Inventories - Inventories consisting of food, beverages, and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company did not incur significant charges to cost of sales for spoilage during the periods ended December 31, 2012 and 2011.

Prepaid Expenses - Prepaid expenses include costs incurred for prepaid rents, insurance, non-inventory items, promotions and professional fees.

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

U-Swirl cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. Construction in process is valued at the lower of cost or market. As of December 31, 2012 and 2011, the Company did not have any construction-in-process.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Deposits - Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Impairment of Long-lived Assets - The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of leasehold improvements, property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.  Based on its evaluation, the Company has determined that no impairment exists as of December 31, 2012.

Revenue Recognition Policy - The Company recognizes revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable; and collection of the amount due is reasonably assured.

Revenue from U-Swirl café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Revenue earned as a U-Swirl Frozen Yogurt franchisor is derived from cafés in the Company’s worldwide territory and includes initial franchise fees and royalties.

Initial franchise fee revenue from a the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale up through the point at which the franchisee is able to open the franchised U-Swirl café, and the Company has no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of its other material pre-opening obligations.  The Company defers revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised U-Swirl café, (1) the date on which all pre-opening services and obligations of the Company are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.  Royalties are recognized in the period in which they are earned.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

When computing fair value of share-based compensation, the Company considers the following variables:

•	The expected option term is computed using the “simplified” method.

•	The expected volatility is based on the historical volatility of our common stock using the daily quoted closing trading prices.

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	The Company has not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.

•	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of December 31, 2012.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Fair Value of Financial Instruments - The Company adopted the Financial Accounting Standards Board (“FASB”) standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company's financial instruments consisted primarily of cash, accounts receivable, and accounts payable and accrued liabilities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2012 and 2011, respectively due to the short-term nature of such items.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

3.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following December 31, 2011 and 2011:

	December 31, 2012	December 31, 2011
Accounts receivable	$83,205	$146,526
Allowance for doubtful accounts	(10,000)	(29,000)
Accounts receivable, net	$73,205	$117,526

4.           INVENTORY

As of December 31, 2012 and 2011 inventory consisted of the following:

	December 31, 2012	December 31, 2011
Food and beverages	$28,321	$31,441
Paper products	14,790	54,225
Inventory	$43,111	$85,666

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Café equipment	$907,392	$907,392
Signage	112,395	112,395
Furniture and fixtures	130,244	130,244
Computer equipment	107,367	107,367
Vehicles	30,342	23,937
Leasehold improvements	1,168,673	1,168,673
	2,456,413	2,450,008
Less: accumulated depreciation	(1,052,738)	(744,377)
Leasehold improvements, property and equipment, net	$1,403,675	$1,705,631

Depreciation expense for the years ended December 31, 2012 and 2011 was $308,361 and $306,961, respectively.

6.           NOTE RECEIVABLE AND BAD DEBT EXPENSE

In September 2012, the Company entered into an agreement with a franchisee converting accounts receivable of $75,945 into a note receivable.  The outstanding receivable represents delinquent royalty and franchise fees due to the Company.  The note bears interest at a rate of 6% per annum and requires fixed weekly payments of $135 from September 2012 to May 2013 and increases to $325 a week from June 2013 to maturity in June 2018.  Interest income for the years ended December 31, 2012 and 2011 was $1,209 and $0, respectively.

On January 28, 2013 the franchisee defaulted on the note and although the Company will vigorously pursue collection of the total amount outstanding, the Company has recorded an allowance for the full note receivable balance as of December 31, 2012.

As of December 31, 2012 and 2011, the note receivable balance consisted of the following:

	December 31, 2012	December 31, 2011

Note receivable	$75,264	$-
Allowance for doubtful accounts	(75,264)	-
Note receivable, net	$-	$-

Bad debt expense for the years ended December 31, 2012 and 2011 totaled $56,264 and $0, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES FROM DISCONTINUED OPERATIONS

During August 2009, the Company closed its two Fresh and Fast (formerly EVOS) restaurants.  As a result of the closures, activities of the Fresh and Fast concept have been accounted for as discontinued operations.  These results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.

Net assets and liabilities of the Fresh and Fast concept operations, which are presented as separately stated amounts in the Consolidated Balance Sheets at December 31, 2012 and 2011, were as follows:

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
Assets	$-	$-
Liabilities	(12,072)	(12,072)
Net liabilities	$(12,072)	$(12,072)

As of December 31, 2012, the Company was under continued negotiations to sever its franchisee relationship with EVOS USA, Inc.  A formal severance agreement has yet to be accepted by both parties.   The Company continues to record royalty fee payable as of December 31, 2012, until such time as both parties have accepted a formal agreement which officially terminates the franchise and area development agreements.

8.           CAPITAL LEASE

The Company leased its vehicle under an agreement that is classified as a capital lease.  The term of the lease agreement expired in October 2012.  The cost of equipment under capital lease is included on the Balance Sheet as leasehold improvements, property, and equipment as follows:

	December 31, 2012	December 31, 2011
Leased equipment	$23,937	$23,937
Accumulated amortization	(23,937)	(19,296)
Net capital lease	$-	$4,641

Amortization of the asset under the capital lease is included in depreciation expense.

9.           DEFERRED REVENUE

The Company deferred franchise fee and area development agreement fee income of $320,000 and $435,000 as of December 31, 2012 and 2011, respectively.  Of the total amount deferred, and as reflected on the balance sheet, an allocation has been made to a related party classification.  See Note 16, Related Party Transactions, for additional information.

An area developer has encountered delays in meeting the requirements of the area development agreement and the Company is currently in negotiations to resolve the delinquency.  The area developer has outstanding receivables of approximately $40,000 and deferred revenue of $75,000 as of December 31, 2012.

10.           FRANCHISE ROYALTIES AND FEES

During the year ended December 31, 2012 and 2011, the Company recognized the following franchise royalties and fees:

	December 31, 2012	December 31, 2011
Royalty income	$266,532	$112,600
Franchise fee income	135,000	182,500
Rebate income from purveyors that supply products to our franchisees	122,366	-
Franchise royalties and fees	$523,898	$295,100

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

11.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consists of the following for years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Rent	$300,874	$314,878
Real estate taxes, insurance and CAM fees	54,257	66,607
Utilities	79,177	73,099
Occupancy and related expenses	$434,308	$454,585

12.           INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss	$514,425	$673,394
Stock, options and warrants issued for services and financing costs	(116,745)	(97,588)
	397,680	575,806
Income tax rate	34%	34%
	135,211	195,774
Less valuation allowance	(135,211)	(195,774)
	$-	$-

At December 31, 2012 and 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the years ended December 31, 2012 and 2011, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At December 31, 2012 and 2011, the Company had approximately $5,995,138 and $5,597,458 of federal and state net operating losses, respectively.  The net operating loss carry forwards, if not utilized will begin to expire in 2024.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2012 and 2011 are as follows:

	2011		2010
U.S. federal statutory income tax rate	34.0%		34.0%
State tax – net of federal benefit	0.0%		0.0%
	34.0%		34.0%
Increase in valuation allowance	(34.0	) %	(34.0	) %
Effective tax rate	0.0%		0.0%

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

13.           STOCKHOLDERS’ EQUITY

During the year ended December 31, 2011, the Company granted 132,000 shares of its $0.001 par value common stock to officers as share-based compensation.  The fair market value of the shares on the dates of grant totaled $43,890.

During the year ended December 31, 2012, the Company granted 132,000 shares of its $0.001 par value common stock to officers for services.  The fair market value of the shares on the dates of grant totaled $29,260.

14.	STOCK OPTIONS

As of December 31, 2012 and 2011, the Company had the following stock option grants:

Date	Quantity Granted	Fair Value	Vesting Term	Expiration

April 26, 2011	50,000	$13,468	2 years	5 Years
May 16, 2011	525,000	142,324	2 years	5 Years
November 17, 2011	387,000	77,695	2 years	5 Years
Balance - December 31, 2011	962,000	233,487

Balance - December 31, 2012	962,000	$233,487

The Black-Scholes assumptions used are as follows:

Exercise price	$0.28 - $0.42
Expected dividends	0%
Expected volatility	123.53% - 125.65%
Risk free interest rate	0.40% - 1.09%
Expected life of option (simplified method)	3 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Balance - December 31, 2010	300,000	$4.40		$-
Granted	962,000	0.36		-
Exercised	-	-		-
Forfeited/Cancelled	(31,250)	-		-
Balance - December 31, 2011	1,230,750	1.24		-
Granted	-	-		-
Exercised	-	-		-
Forfeited/Cancelled	(268,750)	4.40		-
Outstanding - December 31, 2012	962,000	$0.36	3.58 years	$-
Exercisable - December 31, 2012	287,500	$0.42	3.37 years	$-

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

December 31, 2012

Grant date fair value of options	$233,487
Weighted average grant date fair value	$0.24

Outstanding options held by related parties	$847,000
Exercisable options held by related parties	$287,500
Fair value of stock options held by related parties	$210,399

During the year ended December 31, 2012 and 2011, the Company expensed $116,745 and $53,698 related to stock option grants, respectively.

15.	WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2010	5,161,500	$1.80		$-
Granted	-	-		-
Exercised	-	-		-
Forfeited/Cancelled	-	-		-
Outstanding - December 31, 2011	5,161,500	1.80		$-
Granted	-	-		-
Exercised	-	-		-
Forfeited/Cancelled	(50,000)	7.50		-
Outstanding - December 31, 2012	5,111,500	$5.31	1.45 years	$18,000
Exercisable - December 31, 2012	5,111,500	$5.31	1.45 years	$18,000

During the year ended December 31, 2012 and 2011, the Company expensed $0 and $0 related to stock warrants issued, respectively.

16.           RELATED PARTY TRANSACTIONS

The Company was owed $7,048 and $6,765 as of December 31, 2012 and 2011, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer.  The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of December 31, 2012 and 2011, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

17.           LEGAL PROCEDINGS

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

We entered into a settlement agreement with Ms. Hemingway in February 2012 for $22,500.  This amount was paid in full as of May 2012.  Ms. Hemingway is married to Gregory Janson, a former director.

There are no other legal proceedings pending or, to the best of our knowledge, contemplated or threatened that are deemed material to our business or us.

18.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at December 31, 2012, and has not provided for any such contingencies, accordingly.

19.           SUBSEQUENT EVENTS

On January 14, 2013, the Company acquired the Aspen Leaf and Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. (“RMCF”) in exchange for a 60% controlling ownership interest in our company, promissory notes in the aggregate amount of $900,000, and a warrant that allows RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised.

In March 2013 we opened two additional cafés in Reno, Nevada which were previously owned and operated by a U-Swirl franchisee.

As of March 25, 2013, the Company has 14 company-owned cafés and 59 franchised cafés in 23 different states.

On March 27, 2013, the Company entered into an intercompany advance agreement, pursuant to which RMCF has agreed to loan the Company up to $250,000 during each fiscal year to support its working capital needs.  Interest is to accrue on this loan at the rate of 6% per annum and is to repaid no earlier than March 1, 2014 on terms to be negotiated with RMCF.  As of the date of this report, no advances have been to the Company by RMCF.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, Ulderico Conte.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
Since the resignation of our chief financial officer in October 2009, our chief executive officer also functions as our interim chief financial officer.  As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

•
We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•
Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

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

Our officer has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

•	While certain accounting procedures have been adopted, compliance with such procedures has been inconsistent.

•
While the Board of Directors has established an Audit Committee, it has not functioned as a separate committee.  Accordingly, the entire Board, rather than an independent body, has reviewed our financial statements.

•	Segregation procedures could be improved by strengthening cross approval of various functions, including cash disbursements and internal audit procedures where appropriate.

As a result of these deficiencies in our internal controls, our officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

In January 2013, our Board of Directors increased the number of directors to eight and elected five independent directors.  In February 2013, the Board of Directors appointed three independent directors, each of whom meets the audit committee financial expert standards, to serve on the Audit Committee.  During fiscal 2013, we may implement additional appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees, and their ages as of the date of this report, are as follows:
Name	Age	Position
Franklin E. Crail	71	Chairman of the Board
Ulderico Conte	43	Chief Executive Officer, Interim Chief Financial Officer and Director
Terry A. Cartwright	51	Chief Operating Officer
Henry E. Cartwright	74	Chief Marketing Officer
Scott G. Capdevielle	47	Director
Clyde W. Engle	70	Director
Bryan J. Merryman	52	Director
Lee N. Mortenson	77	Director

The term of office of each director ends at the next annual meeting of our stockholders or when such director’s successor is elected and qualifies.  The term of office of each officer ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer’s successor is elected and qualifies.

Franklin E. Crail has been the Chairman of the Board since February 2013 and a director since January 2013.  Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981.  Since RMCF’s incorporation in November 1982, he has served as its Chief Executive Officer, President and as a director, and, from September 1981 to January 2000, he served as its Treasurer.  He was elected Chairman of the Board in March 1986.  Prior to founding RMCF, Mr. Crail was co-founder and President of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry.  As RMCF’s Chief Executive Officer, President and director since 1982, Mr. Crail brings his leadership, extensive experience and knowledge of the industry and the investment community to the Board of Directors.

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

Terry A. Cartwright has been our Chief Operating Officer since April 2011 and a director since January 2013.  He served as our Vice President of Café Development since April 2007 and was one of our founders.  Since May 2002, he has served as President of Gold Key, Inc., d/b/a Monster Framing, a wholesale custom picture and art manufacturing company specializing in hotels, timeshares, condos and retail shops.  Since 1989, he has served as Vice President and Director of Operations for MV Entertainment, a franchisee of Blockbuster Entertainment Corp., with stores in Southern California.  From 1985 until 1989, he served as the Director of New Store Development for Major Video Corp.  Mr. Cartwright attended the University of Nevada at Las Vegas.  He is the son of Henry E. Cartwright.  We have concluded that Mr. Cartwright should serve as a director because of his previous experience with franchised concepts.

Henry E. Cartwright has been our Chief Marketing Officer since January 2013.  He previously served as our Chairman of the Board and President from April 2007 to January 2013, and as our Chief Executive Officer from April 2007 to April 2011.  From October 2002 to April 2007, Mr. Cartwright was semi-retired and a private investor in numerous real estate and lending transactions and other ventures.  Mr. Cartwright served as Chairman of the board of directors of Major Video Corp. from December 1982 until its merger with Blockbuster Entertainment Corporation in January 1989.  During his tenure, Major Video had over 20 multiple unit franchisees in 28 states and Canada.  In September 1993, Mr. Cartwright founded Back to the 50’s, Inc., a company that sold 50’s and 60’s memorabilia through a mail order catalog and showroom.  Back to the 50’s, Inc., was acquired by Crowne Ventures, Inc. in November 1995.  Mr. Cartwright served as a Director of Crowne Ventures, Inc., from 1995 until he resigned in April 1998.  He served as Chairman of the board of directors of Americabilia.com, Inc. (now known as Seaena, Inc.), from September 1999 to October 2002.  Americabilia was engaged in direct Internet merchandising of American-themed collectibles, gifts and memorabilia.  Mr. Cartwright also had similar management responsibilities with franchised concepts such as Taco Boy, a Mexican fast food company; Olde English Fish and Chips; Mom’s Ice Cream; and Pizza Hut. He is the father of Terry A. Cartwright.  We have concluded that Mr. Cartwright should serve as a director because of his previous management experience with franchised concepts.

Scott G. Capdevielle has been a director since January 2013.  He has served on the RMCF Board of Directors since June 2009.  Mr. Capdevielle founded and has served as President, Chief Executive Officer and a member of the Board of Directors of Syndicom, Inc., a software and consulting company, since 2000.  Prior to founding Syndicom, Inc., from 1999 to 2000, Mr. Capdevielle was Chief Executive Officer and founder of Untv, Inc., a company pioneering user-generated web video and distribution on the Internet.  From 1995 to 1999, Mr. Capdevielle founded and held the position of Chief Technical Officer and a member of the Board of Directors of Andromedia Corporation, a developer of web analytics software to Fortune 1000 companies prior to its sale to Macromedia, Inc.  Mr. Capdevielle has been engaged in the software industry since 1993 and has served on several advisory boards and Board of Directors of technology companies from 1994 to present.  He is currently a partner in Incas, LLC, a seed stage investment company focused in the medical device industry.  Mr. Capdevielle’s extensive executive and board experience brings operational, investment, strategic, technology and industry expertise to the Board of Directors.

Clyde W. Engle has been a director since January 2013.  He has served on the RMCF Board of Directors since January 2000, and previously from December 1987 to August 1995. Mr. Engle is currently the Chairman of the Board of Directors, President and Chief Executive Officer of Lincolnwood Bancorp, Inc. (formerly known as GSC Enterprises, Inc.). Lincolnwood Bancorp, Inc. owned the Bank of Lincolnwood until June 2009 when the Bank of Lincolnwood came under control of the Federal Deposit Insurance Corporation (“FDIC”). Mr. Engle’s extensive executive and board experience brings governance, investment and strategic expertise to the Board of Directors.

Bryan J. Merryman has been a director since January 2013.  He joined RMCF in December 1997 as its Chief Financial Officer and Vice President - Finance.  Since April 1999, Mr. Merryman has also served as its Chief Operating Officer and as a director, and since January 2000, as its Treasurer.  From January 1997 to December 1997, Mr. Merryman was a principal in Knightsbridge Holdings, Inc. (a leveraged buyout firm).  Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of after-market auto parts, from July 1996 to November 1997, and prior to July 1996, was employed for more than eleven years by Deloitte and Touche LLP, most recently as a Senior Manager.  Mr. Merryman’s extensive operational, accounting and financial expertise, along with his extensive knowledge of our business and broad industry expertise, provides significant value and insights to the Board of Directors.

Lee N. Mortenson has been a director since January 2013, and has served on the RMCF Board of Directors since 1987. He has been engaged in consulting and investment activities since July 2000 and was a Managing Director of Kensington Partners, LLC (a private investment firm) from June 2001 to April 2006.  Mr. Mortenson has been President and Chief Executive Officer of Newell Resources LLC since 2002 providing management consulting and investment services.  Mr. Mortenson served as President, Chief Operating Officer and a director of Telco Capital Corporation, a manufacturing and real estate company, from January 1984 to February 2000.  He was President, Chief Operating Officer and a director of Sunstates Corporation, a manufacturing and real estate company, from December 1990 to February 2000.  Mr. Mortenson was a director of Alba-Waldensian, Inc., an apparel and medical device manufacturing company, from 1984 to July 1999, and also served as its President and Chief Executive Officer from February 1997 to July 1999.  Mr. Mortenson’s general business experience and investment expertise provides valuable insight to the Board of Directors with respect to our operations and financial success.

All of our officers work full-time for the company.

Nominees to the Board of Directors

Since our last proxy statement, we have not made any material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Committees

The following directors serve on committees of our Board of Directors:

•	Audit Committee – Bryan J. Merryman (Chair), Franklin E. Crail and Lee N. Mortenson
•	Compensation Committee – Bryan J. Merryman (Chair), Scott G. Capdevielle and Lee N. Mortenson
•	Nominating and Corporate Governance Committee – Bryan J. Merryman (Chair), Scott G. Capdevielle and Lee N. Mortenson

The Board of Directors has determined that each of Bryan J. Merryman, Franklin E. Crail and Lee N. Mortenson meets the audit committee financial expert standards as established by the SEC and the financial sophistication standards as established by the Nasdaq Stock Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2012, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Henry E. Cartwright, Chief Marketing Officer (3)	2012 2011	84,000 84,000	7,980 11,970	29,141 15,456	16,740 15,732	137,861 127,158
Ulderico Conte, CEO	2012 2011	84,000 84,000	7,980 11,970	29,643 15,517	22,032 20,676	143,655 132,163
Terry A. Cartwright, COO	2012 2011	60,000 60,000	13,300 19,950	29,643 15,517	19,032 16,596	121,975 112,063
_________________
(1)
The option awards were valued using a Black-Scholes option pricing model using the following assumptions:  volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method).

(2)	The amounts shown below consist of health insurance and dental insurance premiums paid for these officers and their dependents.
(3)	Mr. Cartwright served as our President during our last two completed fiscal years

Employment Arrangements

From September 1, 2009 through December 31, 2012, we paid the following monthly compensation to officers of the Company:

•	Henry E. Cartwright - $7,000 and 3,000 shares of common stock;
•	Ulderico Conte - $7,000 and 3,000 shares of common stock; and

•	Terry A. Cartwright - $5,000 and 5,000 shares of common stock.

On January 14, 2013, we entered into employment agreements with each of the above named officers.  Each agreement has an initial term of two years and will renew automatically for additional one-year terms unless we or the employee notifies the other that it will not renew at least 30 days prior to the end of the current term.  For the first year of employment, each officer will receive a monthly base salary of $8,400 and an annual bonus of $30,000 if our earnings for the year ended February 28, 2014, prior to interest, taxes, depreciation and amortization, are at least $712,900.  For the second year of employment, each will receive a monthly base salary of $9,240 and an annual bonus of $33,000 if our earnings for the year ended February 28, 2015, prior to interest, taxes, depreciation and amortization, are at least $1,120,400.  In addition, each individual was granted 253,333 restricted shares of common stock, which vest at the rate of 20% per year on each anniversary date of the Closing (January 14, 2013).  If the bonus goals are achieved during the second year of employment, each will also receive restricted shares of common stock equal to his base salary divided by the fair market value of our common stock on the date of grant, which will vest at the rate of 20% per year on each anniversary of the date the shares are granted.  The shares that were issued, as well as those that may be issued under the bonus arrangement, are subject to the terms of a restricted stock agreement.

The following table set forth information regarding the outstanding equity awards as of December 31, 2012 for our Named Officers.

Outstanding Equity Awards At Fiscal Year-End
Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Henry E. Cartwright	-0- -0-	175,000 (1) 59,000 (2)	0.42 0.28	5/16/2016 11/17/2016
Ulderico Conte	-0- -0-	175,000 (1) 59,000 (2)	0.42 0.28	5/16/2016 11/17/2016
Terry A. Cartwright	-0- -0-	175,000 (1) 50,000 (2)	0.42 0.28	5/16/2016 11/17/2016
_________________
(1)	These options were granted on May 16, 2011. Half of the options granted vested May 16, 2012 and the remaining half vest May 16, 2013.
(2)	These options were granted on November 17, 2011. Half of the options granted vested November 17, 2012 and the remaining half vest November 17, 2013

During the fiscal year ended December 31, 2012, there were no exercises of stock options by the Named Officers.

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses incurred as a result of attendance at any meetings of the Board or the committees of the Board.  Prior to February 12, 2013, we did not pay any cash compensation to any of our non-employee directors for their service on the board.  We did not pay compensation of any kind to our non-employee directors for services rendered during the year ended December 31, 2012.

On February 12, 2013, we adopted a Non-Employee Director Compensation Program which sets forth the following compensation:

•	Annual cash compensation of $6,000 to each of the Audit Committee Chair, Compensation Committee Chair and Nominating and Corporate Governance Committee Chair

•	Annual cash compensation of $2,000 to each member of the Audit Committee and Nominating and Corporate Governance Committee
•	Annual cash compensation of $3,000 to each member of the Compensation Committee
•	Per meeting cash compensation to each member of the Audit Committee of $250 for each meeting attended by phone and $500 for each meeting attended in person
•	Stock grant of 150,000 shares of common stock upon first being appointed or elected to the Board, which shares vest on the grant date
•	Stock grant of 50,000 shares of common stock immediately after each annual meeting of stockholders beginning with the 2013 annual meeting, which shares vest on the grant date

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

As of December 31, 2012, 212,000 options were outstanding under the 2007 Plan.

2011 Stock Option Plan.  Our stockholders adopted the 2011 Stock Option Plan (the “2011 Plan”) on April 20, 2011, which permits the granting of options to purchase up to 750,000 shares.  The terms and provisions of the 2011 Plan are identical to the 2007 Plan, except that the 2011 Plan provides for the granting of “formula options” to purchase 25,000 shares of common stock to our non-employee directors on the date on which such directors are first appointed by the board or elected by the stockholders. Immediately after the completion of each annual meeting of the stockholders of the Company, each non-employee member of the board will be awarded a formula option to purchase 25,000 shares of common stock. Formula options will have an option price equal to the fair market value of the common stock as of the date of such grant. The terms of the 2011 Plan, including the vesting provisions described above, will apply to all formula options granted.  Formula options to purchase a total of 50,000 shares of common stock were granted on April 26, 2011, of which half vested April 20, 2012 and the remaining half vests April 20, 2013.

In addition, options to purchase a total of 700,000 shares of common stock were granted on May 16, 2011 and on November 17, 2011, of which one-half vested on the one-year anniversary of the grant date and the remaining half will vest on the two-year anniversary of the grant date.

As of December 31, 2012, 750,000 options were outstanding under the 2011 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, as of March 26, 2013 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.

We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.

A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of March 26, 2013 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security.  For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of March 26, 2013 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
5%Stockholders
Rocky Mountain Chocolate Factory, Inc. (2)(3)(4)	8,641,253	57.0%

Directors and Executive Officers
Terry A. Cartwright (4)(5)(6)(7)	770,833	5.0%
Ulderico Conte (4)(5)(6)(8)	759,833	5.0%
Henry E. Cartwright (4)(5)(6)(9)	661,833	4.3%
Scott G. Capdevielle (2)	150,000	1.0%
Franklin E. Crail (2)	150,000	1.0%
Clyde W. Engle (2)	150,000	1.0%
Bryan J. Merryman (2)	150,000	1.0%
Lee N. Mortenson (2)	150,000	1.0%
All directors and officers as a group (8 persons)(10)	2,942,499	18.6%
__________________
(1)	Based on 15,152,088 shares outstanding.

(2)	The address for this stockholder is 265 Turner Drive, Durango, Colorado 81303.

(3)	Includes 1,382,600 shares held of record by its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC.

(4)
This stockholder entered into a Voting Agreement dated January 14, 2013 with , pursuant to which it agreed to vote its/his shares in order to ensure that, among other things, (i) the size of the U-Swirl board shall be eight directors; (ii) Henry Cartwright, Terry Cartwright and Ulderico Conte remain on the U-Swirl board for at least the first full year after the date of the Voting Agreement, and (iii) for so long as RMCF continues to beneficially own at least 10% of our outstanding common stock, at least a majority of the board shall consist of directors designated by RMCF.  Neither the number of shares shown to be owned beneficially by this stockholder nor the percent of class gives effect to the Voting Agreement, which give the parties to that agreement the shared power to direct the voting of the shares owned by the parties.

(5)	The address for this stockholder is 1175 American Pacific #C, Henderson, Nevada 89074.

(6)	Includes 253,333 shares which are subject to forfeiture and vest at the rate of 20% per year beginning January 14, 2014. The shares may be voted while subject to the vesting requirements.

(7)
Includes 200,000 shares held of record by Gold Key Management Corp., 204,500 shares issuable upon the exercise of options that have vested or will vest within 60 days, and 14,000 shares issuable upon the exercise of warrants.

(8)
Includes 25,000 shares held by Mr. Conte’s wife, 204,500 shares issuable upon the exercise of options that have vested or will vest within 60 days, and 5,000 shares issuable upon the exercise of warrants.

(9)	Includes 204,500 shares issuable upon the exercise of options that have vested or will vest within 60 days.

(10)	Includes 613,500 shares issuable upon the exercise of options that have vested or will vest within 60 days and 19,000 shares issuable upon the exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	962,000	$0.36	288,084
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	962,000	$0.36	288,084

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Purchase of U-Swirl Frozen Yogurt Concept

On September 30, 2008, we acquired the worldwide rights to the U-Swirl Frozen Yogurt concept in exchange for 100,000 restricted shares of our common stock from a company then known as U-Swirl Yogurt, Inc. (now known as U Create Enterprises), which is owned by the grandchildren and family of Henry E. Cartwright.  The shares were valued at $180,000, based on the fair market value of the stock on the date of acquisition.  U Create Enterprises operates a frozen yogurt café in Henderson, Nevada, as our franchisee.  As part of the terms of the acquisition, we agreed that no franchise fees or royalties would be charged with respect to this location, as it will permit us to use the location as a training facility.  We did not obtain a formal valuation on the use of the Henderson location for training purposes, but we believed that being able to have our initial U-Swirl employees trained there and utilize the past experience of that location with respect to restaurant operation procedures and staffing, inventory and advertising was critical to us at the time.  In addition, we granted U Create Enterprises the right to open additional locations in Henderson, Boulder City and Pahrump, Nevada.  U Create Enterprises will pay an initial franchise fee of $5,000 for each location and a 3% royalty on net sales.  We were owed $7,048 and $6,765 as of December 31, 2012 and 2011, respectively, by u-Create Enterprises.

Area Development Agreement with RMR Group, LLC

On February 15, 2010, we entered into an area development agreement with RMR Group, LLC for the Monmouth County, New Jersey, development area.  American Pacific Investments, Limited, which owns one-third of RMR Group, is a Nevada limited liability company whose members are Ulderico Conte, Terry A. Cartwright, Paul Heroy and Stan Cartwright.  Ulderico Conte and Terry Cartwright are directors and officers of the Company, and Terry Cartwright and Stan Cartwright are the adult children of Henry E. Cartwright.  RMR Group paid a $30,000 development fee, which was derived in accordance with our then existing policy of $15,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number of units for the Monmouth County area was determined to be three. We have entered into an amendment to the area development agreement to delay the development schedule by one year.  RMR Group has identified a location for its initial café that has been involved in various construction delays which have further stalled the development of the area.

Area Development Agreement with Trust Owned by Director

On May 20, 2011, we entered into an area development agreement with Jimmy D. Sims and Nancy M. Sims 2001 Revocable Trust for the Colorado Springs, Colorado metropolitan statistical area (“Colorado Springs MSA”).  Mr. Sims was a director when we entered into that agreement.  The Trust paid a development fee of $30,000, which was derived in accordance with our then existing policy of $15,000 plus $5,000 times the minimum number of units for an area development agreement.  The minimum number of units for the Colorado Springs MSA was determined to be three.  The Trust has not committed to any café locations and may be open to transferring the area to a new area developer.

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

Scott G. Capdevielle, Franklin E. Crail, Clyde W. Engle, Bryan J. Merryman and Lee N. Mortenson are considered independent directors under the above definition.  As they are considered our only independent directors at this time, the entire board of directors, rather than committees, acts on various items.

Item 14.	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2011	$51,000	$-0-	$-0-	$-0-
2012	$51,000	$-0-	$-0-	$-0-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011 (3)
4.1	Form of common stock certificate (4)
4.2	Form of Class A warrant (included in Exhibit 4.5)
4.3	Form of Class B warrant (included in Exhibit 4.5)
4.4	Form of unit certificate (5)
4.5	Form of 2008 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (6)
4.6	Form of Class C warrant (included in Exhibit 4.7)
4.7	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (7)
4.8	Form of Representative’s Purchase Warrants (8)
4.9	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
10.1	2007 Stock Option Plan, as amended (2)
10.2	2011 Stock Option Plan (3)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc., and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.9	Form of Employment Agreement between U-Swirl, Inc. and its executive officers (1)
10.10	Form of Restricted Stock Agreement (included in Exhibit 99.7)

Regulation S-K Number	Exhibit
10.11	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013
14.1	Code of Ethics for Chief Executive Officer (9)
14.2	Code of Ethics for Chief Financial Officer (9)
21.1	List of Subsidiaries (10)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statements from the Annual Report on Form 10-K of U-Swirl, Inc. for the fiscal year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements

__________________
(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed January 18, 2013.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 26, 2011.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 25, 2008.
(6)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed February 8, 2008.
(7)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed August 18, 2010.
(8)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(9)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2008, filed March 27, 2009.
(10)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed December 31, 2009.

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

U-SWIRL, INC.

Date: March 29, 2013	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ulderico Conte	Chief Executive Officer, interim Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	March 29, 2013
Ulderico Conte

Director
Scott G. Capdevielle

/s/ Henry E. Cartwright	Director	March 29, 2013
Henry E. Cartwright

/s/ Terry A. Cartwright	Director	March 28, 2013
Terry A. Cartwright

/s/ Franklin E. Crail	Director	March 28, 2013
Franklin E. Crail

/s/ Clyde W. Engle	Director	March 28, 2013
Clyde W. Engle

/s/ Bryan J. Merryman	Director	March 28, 2013
Bryan J. Merryman

/s/ Lee N. Mortenson	Director	March 29, 2013
Lee N. Mortenson