Form 10-KT
period 2013-02-28
U-SWIRL, INC.
filed 2013-05-28
CIK 1355304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______________________

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2013 to February 28, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes☒ No

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
☒ Yes                      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $982,709 as of August 31, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  15,152,088 shares of common stock as of May 23, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

U-SWIRL, INC.

FORM 10-K
FOR THE TRANSITION PERIOD
FROM JANUARY 1, 2013 TO FEBRUARY 28, 2013

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

In January 2013, the Company entered into agreements to acquire Aspen Leaf Yogurt (“ALY”) café assets, consisting of leasehold improvements, property and equipment, for six Aspen Leaf Yogurt cafés and the franchise rights to Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. (“RMCF”) in exchange for a 60% controlling ownership interest in the Company, a warrant that allows RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised, and notes payable totaling $900,000 (the “Rocky Mountain Transaction”).

In March 2013 we opened two additional cafés in Reno, Nevada which were previously owned and operated by a U-Swirl franchisee.

The following table provides summary detail regarding our locations as of February 28, 2013, 12 of which were company-owned:

State	Number of locations
	U-Swirl	Aspen Leaf	Yogurtini	Total
Arizona	4	1	4	9
California	1			1
Colorado		6	4	10
Florida	1		1	2
Georgia			1	1
Idaho	3	2		5
Illinois		1		1
Iowa		2		2
Kansas			2	2
Missouri		1	8	9
Montana	2			2
Nebraska			1	1

	Number of Locations
State	U-Swirl	Aspen Leaf	Yogurtini	Total
Nevada	10			10
New Mexico	3	1		4
New York			1	1
Pennsylvania	1			1
South Carolina			1	1
Tennessee		1		1
Texas	2	1		3
Utah	3			3
Virginia			1	1
Total	30	16	24	70

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

With 14 company-owned cafés and 56 franchised cafés currently in operation, we now identify qualified candidates through referrals from other franchisees, inquiries on our web site and customers of U-Swirl, Aspen Leaf and Yogurtini cafés.

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

After April 30, 2013, Yogurtini discontinued offering area developments and only offers single franchise units.

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

Our existing franchisees pay a 3% royalty on monthly net sales and may pay an additional 2% to support national and regional advertising efforts once we determine that the system has grown to a sufficient size to warrant these efforts.  Existing ALY franchisees currently pay a 1% marketing fee and Yogurtini franchisees currently pay 2% in marketing fees.  We intend to maintain these terms until we have determined the best course of action.  We expect that determination will come once we can better gauge the integration of the existing systems as well as others that may be acquired in the future.  We have increased the royalty to 5% for new franchisees to our U-Swirl system.  To date we have sold one area development agreement with the royalty at 5% and intend to keep that rate for the foreseeable future.  We require franchisees to dedicate at least 1% of net sales to local advertising.  Yogurtini is currently charging a 5% royalty and we will honor the existing contracts.  ALY is currently charging a 4% royalty and we will honor the existing contracts.

Under the U-Swirl system, each café must conform to a standard of interior design, featuring a distinctive and comfortable décor.  The minimum size for a typical U-Swirl café is 1,800 square feet, but cafés in malls, kiosks or other unique locations may be smaller.  Under the terms of the franchise agreement, franchisees are required to obtain our approval of the café site, build out the space in accordance with our standards, satisfactorily complete training, and purchase certain equipment and supplies from us or our approved suppliers.  Franchisees are also required to purchase a point-of-sale

__________________________

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

We are currently engaged in developing additional market development plans.  These plans will be used to develop franchise-owned and joint-venture locations, and grow by acquisition.  We are currently reviewing additional markets and will prioritize these markets based on a variety of factors including maximizing distribution channel and management efficiencies, executing area development agreements and other factors.

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

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal years ended December 31, 2011 and 2012 and for the two-month period ended February 28, 2013.  These quotations reflect inter-dealer prices quoted on the OTCQB without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2011 Fiscal Year:
March 31, 2011	$0.42	$0.30
June 30, 2011	$0.40	$0.28
September 30, 2011	$0.40	$0.25
December 31, 2011	$0.35	$0.22

2012 Fiscal Year:
March 31, 2012	$0.25	$0.10
June 30, 2012	$0.35	$0.15
September 30, 2012	$0.37	$0.17
December 31, 2012	$0.28	$0.18

2013 Fiscal Year:
February 28, 2013	$0.42	$0.20

On May 23, 2013, the closing price for the common stock on the OTCQB was $0.38 per share.

Holders and Dividends

As of May 23, 2013, there were 50 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the two months ended February 28, 2013, we issued 7,258,653 and 1,382,600 shares of our common stock to RMCF and ALY, respectively, and a warrant to purchase up to 9,110,250 shares of our common stock to RMCF, as partial consideration for the ALY and Yogurtini self-serve frozen yogurt chains.

We also issued 759,999 shares of common stock to our three executive officers as prepaid compensation valued at $96,900 and 750,000 shares of common stock to our five non-employee directors for services valued at $95,625.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

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

Beginning in 2011, we recognized that (1) the frozen yogurt retail market was experiencing an influx of small chains; (2) if we could grow by acquisition, we could achieve profitability by attaining an economy of scale with respect to our operations; and (3) we could use our common stock, rather than cash, to make these acquisitions.  We entered into acquisition discussions with several frozen yogurt retail operators and our discussions culminated with the closing of the RMCF transaction in January 2013 in which we acquired six Aspen Leaf cafés and the franchise rights to Aspen Leaf Yogurt and Yogurtini self-serve frozen yogurt chains from RMCF in exchange for a 60% controlling ownership interest in our company, promissory notes in the aggregate amount of $900,000, and a warrant that allows RMCF to maintain its pro rata ownership interest if any of our existing stock options and/or warrants are exercised.

As a result of the RMCF transaction, we now have 14 company-owned cafés and 56 franchised cafés in 23 different states.  Management is focusing its efforts on nurturing its relationship with the ALY and Yogurtini franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements.  Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

Since we are now a subsidiary of RMCF, we changed our fiscal year-end to that of RMCF, which is the last day of February.  This is our transition report for the two months ended February 28, 2013.

Results of Operations

For the two months ended February 28, 2013, company-owned U-Swirl cafés generated $433,084 in sales, net of discounts, as compared to sales of $307,568 for the comparable period in 2012, an increase of 41%.  The increase is due primarily to an increase in the number of company-owned locations - 12 for the 2013 period, as compared to 6 for the 2012 period.

Our 2013 café operating costs were $414,587 or 96% of net sales revenues, resulting in café operating profit of $18,497.  For 2012, our café operating costs were $264,045, or 86% of net sales revenues, resulting in café operating profit of $43,523.

For 2013, we generated franchise fee income of $0, royalty income of $69,636, rebate income of $45,485 and marketing fees of $15,175 as compared to franchise fee income of $40,000, royalty income of $29,626, rebate income of $12,154 and marketing fees of $0 in 2012.  During the two months ended February 28, 2013, we had 58 franchised cafés in operation for all or part of that period, as compared to 18 during 2012.

Marketing and advertising expenses were $9,399 for the 2013 period as compared to $11,778 for the 2012 period.  This decrease is a result of the reduced volume of print ads, radio advertising and store promotions offered during 2013.

For the two months ended February 28, 2013, general and administrative expense increased by $274,490 (322%) due to the issuance of shares to our non-employee directors valued at $95,625, legal fees in connection with the acquisition of the Yogurtini and Aspen Leaf franchise systems of $58,706, and consulting fees to facilitate the transition of our newly acquired franchisees of $32,786.

Officer compensation for the 2013 period increased by $5,354 (7%), due to the execution of employment agreements in January 2013 with our Chief Executive Officer, Chief Operating Officer and Chief Marketing Officer which provided increases in the cash and stock components of officer compensation.

Depreciation and amortization expense increased by $18,898, due to the inclusion of additional fixed assets purchased in connection with the acquisition of six additional company owned cafes in January 2013.

As a result of the increased operating expenses, our net loss was $377,584, an increase of $279,244 (284%) over the 2012 net loss of $98,340.

Liquidity and Financial Condition

At February 28, 2013, we had a working capital deficit of $61,045 and cash of $358,527.  At December 31, 2012, we had working capital of $48,909 and cash of $187,298.

For the two months ended February 28, 2013, we had a net loss of $377,584.  Operating activities provided cash of $94,164, with the principal adjustments to reconcile the net loss to net cash used by operating activities being issuance of common stock for non-employee services of $95,625 and depreciation and amortization of $70,146.  During the comparable 2012 period, we had a net loss of $98,340, and operating activities used cash of $88,612.  The principal adjustment to reconcile the net loss to net cash used by operating activities was depreciation and amortization of $51,248.

During 2013, investing activities used cash of $2,719, primarily due to $2,187 used to purchase fixed assets.  In comparison, investing activities provided cash of $4,102 during the 2012 period due the repayment of amounts due from U Create Enterprises, a related party, for supplies it had purchased from us.

Financing activities provided cash of $79,784 for the two months ended February 28, 2013, which consisted of the working capital received at the closing of the Rocky Mountain Transaction.  In comparison, we used $991 for payment on a capital lease obligation in 2012.

Accounts receivable increased from $73,205 at December 31, 2012 to $113,681 at February 28, 2013, due to the increased number of franchisees from 24 at December 31, 2012 to 58 at February 28, 2013.

At February 28, 2013, we recorded $326,500 of deferred revenue in connection with the development fees from area development agreements signed prior to that date, as compared to $320,000 at December 31, 2012.  Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of February 28, 2013:

	Operating Leases	Notes Payable	Total

2013	$501,690	$-	$501,690
2014	467,910	-	467,910
2015	36,439	85,918	122,357
2016	13,901	148,830	162,731
2017	13,901	191,080	204,981
Thereafter	24,328	480,751	505,079
Total minimum payments	1,058,169	906,579	1,964,748
Less: current maturities	(501,690)	-	(501,690)

Long-term obligations	$556,479	$906,579	$1,463,058

The above table includes $500,000 in recourse promissory notes and $400,000 in non-recourse notes that we executed and delivered to ALY in January 2013 as part of the consideration for the ALY frozen yogurt chain.  Interest accrues on the unpaid principal balances of the notes at the rate of 6% per annum, compounded annually, and the notes require monthly payments of principal and interest over a five-year period beginning January 2014 in the case of the recourse notes and January 2015 in the case of the non-recourse notes.  Payment of the notes is secured by a security interest in the six ALY company-owned stores.

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

For the current fiscal year ending February 2014, we anticipate significantly increased revenues from franchise royalties and fees with the inclusion of the ALY and Yogurtini chains.  We expect that our non-café operating expenses will increase over 2012 levels, as we do not anticipate achieving expected economy of scale savings until fiscal 2015 at the earliest.  RMCF has agreed to loan us up to $250,000 during each fiscal year to support our working capital needs.  Interest would accrue on this loan at the rate of 6% per annum and would be repaid no earlier than March 1, 2014 on terms to be negotiated with RMCF.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We did not incur significant charges to cost of sales for spoilage during the periods ended February 28, 2013 and 2012.

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

Revenue from company-owned café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Revenue earned as a franchisor is derived from cafés in our worldwide territory and includes initial franchise fees and royalties.

Initial franchise fee revenue from the sale of a franchise is recognized when we have substantially performed or satisfied all of our material obligations relating to the sale up through the point at which the franchisee is able to open the franchised café, and we have no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when we have (a) performed substantially all of the initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of our other material pre-opening obligations.  We defer revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised café, (1) the date on which all pre-opening services and our obligations are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.  Royalties are recognized in the period in which they are earned.

Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees.   Product rebates are recognized in the period in which they are earned.  Rebates related to company-owned cafés are offset against café operating costs.

The Company also recognizes a marketing and promotion fee ranging from one to three percent of net Aspen Leaf Yogurt and Yogurtini café sales which are included in franchise royalties and fees.

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

When computing fair value, we have considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110.

●	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.

●	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

Recently Issued Accounting Pronouncements

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013.  The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU

requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013.  The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of U-Swirl, Inc.

We have audited the accompanying consolidated balance sheets of U-Swirl, Inc. as of February 28, 2103 and December 31, 2012, and the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012 and the two months ended February 28, 2013. U-Swirl, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U-Swirl, Inc. as of February 28, 2013 and December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 and the two months ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC May 24, 2013
Las Vegas, Nevada

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	December 31, 2012
ASSETS

Current assets
Cash	$358,527	$187,298
Accounts receivable, net	113,681	73,205
Accounts receivable, related party	8,597	7,048
Inventory	98,511	43,111
Prepaid expenses	24,592	26,601
Total current assets	603,908	337,263

Leasehold improvements, property and equipment, net	2,235,716	1,403,675

Other assets
Deposits	39,086	39,140
Franchise rights	800,000	-
Other assets	39,153	40,170
Total other assets	1,099,950	79,310

Total assets	$3,717,863	$1,820,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$653,161	$288,354
Accounts payable, related party	11,792	-
Total current liabilities	664,953	288,354

Deferred rent	126,792	138,231
Deferred revenue	296,500	290,000
Deferred revenue, related party	30,000	30,000
Notes payable, related party	906,579	-
Total liabilities	2,024,824	746,585

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 14,402,088 and 5,000,836 shares issued
and outstanding, respectively	14,402	5,001
Common stock payable	750	-
Prepaid equity-based compensation	(94,399)	-
Additional paid-in capital	9,042,111	7,960,903
Accumulated deficit	(7,269,825)	(6,892,241)
Total stockholders' equity	1,693,039	1,073,663

Total liabilities and stockholders' equity	$3,717,863	$1,820,248

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Two Months Ended		For the Year Ended
	February 28, 2013	February 29, 2012	December 31, 2012
		(Unaudited)
Revenues
Cafe sales, net of discounts	$433,084	$307,568	$2,280,323
Franchise royalties and fees	130,296	81,780	523,898
Total revenues	563,380	389,348	2,804,221

Cafe operating costs
Food, beverage and packaging costs	156,634	104,916	745,380
Labor and related expenses	146,840	85,651	571,954
Occupancy and related expenses	111,113	73,478	434,308
Marketing and advertising	9,399	11,778	75,291
General and administrative	359,729	85,239	711,152
Officer compensation	80,784	75,430	472,581
Depreciation and amortization	70,146	51,248	308,361
Total costs and expenses	934,645	487,740	3,319,027
Loss from operations	(371,265)	(98,392)	(514,806)

Interest income	260	155	1,209
Interest expense	(6,579)	(103)	(828)

Loss from continuing operations before income taxes	(377,584)	(98,340)	(514,425)
Provision for income taxes	-	-	-
Net loss	$(377,584)	$(98,340)	$(514,425)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.10)

Weighted average common shares outstanding,
basic and diluted	12,171,282	4,871,953	4,938,753

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Prepaid			Total
	Common Stock		Stock Payable		Equity-Based	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Compensation	Paid-in Capital	Deficit	Equity

Balance, December 31, 2011	4,868,836	$4,869	-	$-	$-	$7,815,030	$(6,377,816)	$1,442,083

Issuance of common stock as compensation	132,000	132	-	-	-	29,128	-	29,128

Amortization of equity-based compensation	-	-	-	-	-	116,745	-	116,745

Net loss	-	-	-	-	-	-	(514,425)	(514,425)

Balance, December 31, 2012	5,000,836	5,001	-	-	-	7,960,903	(6,892,241)	1,073,663

Issuance of common stock related to Rocky Mountain Transaction	8,641,253	8,641	-	-	-	871,143	-	879,784

Issuance of common stock as compensation	759,999	760	-	-	(96,900)	96,140	-	-

Issuance of common stock for non-employee services	-	-	750,000	750	-	94,875	-	95,625

Amortization of prepaid equity-based compensation	-	-	-	-	2,501	-	-	2,501

Amortization of equity-based compensation	-	-	-	-	-	19,050	-	19,050

Net loss	-	-	-	-	-	-	(377,584)	(377,584)

Balance, February 28, 2013	14,402,088	$14,402	750,000	$750	$(94,399)	$9,042,111	$(7,269,825)	$1,693,039

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Two Months Ended		For the Year Ended
	February 28, 2013	February 29, 2012	December 31, 2012
		(Unaudited)
Cash flows from operating activities:
Net loss	$(377,584)	$(98,340)	$(514,425)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	70,146	51,248	308,361
Accrued interest on notes payable, related party	6,579	-	-
Amortization of prepaid equity-based compensation	2,501	-	-
Issuance of common stock as compensation	-	3,960	29,260
Issuance of common stock for non-employee services	95,625	-	-
Amortization of equity-based compensation	19,050	19,457	116,745
Changes in operating assets and liabilities:
Accounts receivable, net	(40,476)	(30,516)	44,321
Inventory	(55,400)	29,044	42,555
Prepaid expenses	2,009	2,408	1,460
Deposits	54	3,671	8,732
Accounts payable and accrued liabilities	364,807	(13,527)	70,555
Accounts payable, related party	11,792	-	-
Deferred rent	(11,439)	(16,017)	(100,675)
Deferred revenue	6,500	(40,000)	(115,000)
Net cash provided (used) by operating activities	94,164	(88,612)	(108,111)

Cash flows from investing activities:
Accounts receivable, related party	(1,549)	3,085	(283)
Purchases of property and equipment	(2,187)	-	(6,405)
Other assets	1,017	1,017	6,101
Net cash provided (used) by investing activities	(2,719)	4,102	(587)

Cash flows from financing activities:
Payments on capital lease obligation	-	(991)	(4,641)
Working capital received from Rocky Mountain Transaction	79,784	-	-
Net cash provided (used) by financing activities	79,784	(991)	(4,641)
	-	-
Net change in cash	171,229	(85,501)	(113,339)

Cash, beginning of period	187,298	300,637	300,637

Cash, end of period	$358,527	$215,136	$187,298

Supplemental disclosure of cash flow information:
Interest paid	$-	$103	$828
Income tax paid	$-	$-	$-

Supplemental disclosure of noncash investing and financing
activities related to Rocky Mountain Transaction:
Acquisition of property and equipment through issuance of notes payable	$900,000	$-	$-
Acquisition of franchise rights through issuance of common stock	$800,000	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

1.	DESCRIPTION OF BUSINESS

U-Swirl, Inc., (the “Company”) was incorporated in the state of Nevada on November 14, 2005.

In September 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtSM concept through its wholly-owned subsidiary, U-Swirl International, Inc. (“USI”).

The U-Swirl concept allows guests a broad choice in frozen yogurt by providing an assortment of non-fat and low-fat flavors, including tart, traditional and no sugar-added options and numerous toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.

In January 2013, the Company entered into agreements to acquire Aspen Leaf Yogurt (“ALY’’) café assets, consisting of leasehold improvements, property and equipment, for six Aspen Leaf Yogurt cafés and the franchise rights to Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. (“RMCF”) in exchange for a 60% controlling ownership interest in the Company, a warrant that allows RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised, and notes payable totaling $900,000 (the “Rocky Mountain Transaction”).

As a result of the change in control occurring in connection with the aforementioned transactions, the Company has been deemed to have been acquired by RMCF. Following the Rocky Mountain Transaction, the Company retained a significant minority interest of approximately 40% of the issued and outstanding common stock. Due to the significant minority interest, the fair value increments and decrements have not been included in the accompanying financial statements. As the accounting acquirer, RMCF will consolidate the Company’s results of operations in its financial statements.

In March 2013 USI opened two additional cafés in Reno, Nevada which were previously owned and operated by a U-Swirl franchisee.  As of February 28, 2013 USI had the following locations:

	Number of locations
	U-Swirl	Aspen Leaf	Yogurtini	Total
Company-owned cafés	6	6	-	12
Franchised cafés	24	10	24	58
Total	30	16	24	70

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Year-End - Effective January 14, 2013, the Company’s Board of Directors adopted a fiscal year ending on the last day of February. The accompanying financial statements include the two month transition period ended February 28, 2013.

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at February 28, 2013 and December 31, 2012, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  As of February 28, 2013 and December 31, 2012, no amounts were in excess of the federally insured limits, respectively.

Accounts Receivable - During the normal course of business, the Company extends credit to its franchisees for inventory, supplies and fees.  The Company monitors its exposure to losses on accounts receivable and maintains an allowance for potential losses or adjustments.  The Company reserves an amount based on

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

the evaluation of the aging of accounts receivable, detailed analysis of high-risk customer accounts, and the overall market and economic conditions of its customers.  Past due accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due.

Inventory - Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company did not incur significant charges to cost of sales for spoilage during the periods ended February 28, 2013 and December 31, 2012.

Prepaid Expenses - Prepaid expenses include costs incurred for prepaid rents, insurance and professional fees.

Leasehold Improvements, Property and Equipment - Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected as a gain or loss from operations.

The estimated useful lives are:

Café equipment	7 years
Signage	7 years
Furniture and fixtures	7 years
Computer equipment	5 years
Vehicles	5 years
Leasehold improvements	10 years

Company-owned cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. As of February 28, 2013 and December 31, 2012, the Company did not have any construction-in-process.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of leasehold improvements, property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.  Based on its evaluation, the Company has determined that no impairment exists as of February 28, 2013.

Deposits - Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Franchise Rights - The Company tests franchise rights for impairment annually, and more frequently if impairment indicators are present. Recoverability of the franchise rights is evaluated through comparison of the fair value of each of its reporting units with its carrying value. To the extent that a reporting unit’s carrying value

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

exceeds the implied fair value of its franchise rights, an impairment loss is recognized. Based on its evaluation, the Company has determined that no impairment exists as of February 28, 2013.

Deferred Rent - Rent expense for company-owned café leases, which provide for escalating rents over the terms of the leases, is recorded on a straight-line basis over the lease terms.  The lease terms began when the Company had the right to control the use of the property, which was before rent payments were actually due under the leases.

The difference between the rent expense and the actual amount payable under the terms of the leases is recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheet and as both an investing activity and a component of operating activities on the Statements of Cash Flows.

Revenue Recognition Policy - The Company recognizes revenue once pervasive evidence that an agreement exists; the product has been rendered; the fee is fixed and determinable; and collection of the amount due is reasonably assured.

Revenue from company-owned café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Revenue earned as a  franchisor is derived from cafés in the Company’s worldwide territory and includes initial franchise fees and royalties.  Initial franchise fee revenue from a the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale up through the point at which the franchisee is able to open the franchised café, and the Company has no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of its other material pre-opening obligations.  The Company defers revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised café, (1) the date on which all pre-opening services and obligations of the Company are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.  Royalties ranging from three to five percent of net café sales are recognized in the period in which they are earned.

Rebates received from purveyors that supply products to the Company's franchisees are included in franchise royalties and fees. Rebates related to company-owned cafés are offset against café operating costs.  Product rebates are recognized in the period in which they are earned.

The Company also recognizes a marketing and promotion fee ranging from one to three percent of net Aspen Leaf Yogurt and Yogurtini café sales which are included in franchise royalties and fees.

Marketing and Advertising Expense - The Company engages in local and regional marketing efforts by distributing advertisements, coupons and marketing materials as well as sponsoring local and regional events.   The Company recognizes marketing and advertising expense as incurred.

Equity-based Compensation Expense - The Company recognizes all forms of equity-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Equity-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Equity-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the equity-based payment, whichever is

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

When computing fair value of equity-based compensation, the Company considers the following variables:

•	The expected option term is computed using the “simplified” method.

•	The expected volatility is based on the historical volatility of its common stock using the daily quoted closing trading prices.

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

•	The forfeiture rate is based on the historical forfeiture rate for its unvested stock options.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

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

The Company’s financial instruments consist of cash, accounts receivable, inventory, prepaid expenses, leasehold improvements, property and equipment, deposits, franchise rights, other assets, accounts payable, deferred rent, deferred revenue, and notes payable. The recorded values of cash, accounts receivable, inventory, prepaid expenses, and accounts payable approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

The following table presents assets that were measured and recognized at fair value as of February 28, 2013:

Description	Level 1	Level 2	Level 3	Total

Leasehold improvements, property and equipment	-	-	2,235,716	2,235,716
Franchise rights	-	-	1,021,711	1,021,711
Other assets	-	-	39,153	39,153
Deferred rent	-	(126,792)	-	(126,792)
Deferred revenue	-	(326,500)	-	(326,500)
Notes payable	-	(906,579)	-	(906,579)
Totals	-	(1,359,871)	3,296,580	1,936,709

Accounting Policy for Ownership Interests in Investees - The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions, and profits.

New Accounting Pronouncements - In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013.  The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013.  The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

3.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at February 28, 2013 and December 31, 2012:

	February 28, 2013	December 31, 2012
Accounts receivable	$153,681	$83,205
Allowance for doubtful accounts	(40,000)	(10,000)
Accounts receivable, net	$113,681	$73,205

Bad debt expense for the two months ended February 28, 2013 and February 29, 2012 was $30,000 and $0, respectively.

4.           INVENTORY

As of February 28, 2013 and December 31, 2012, inventory consisted of the following:

	February 28, 2013	December 31, 2012
Food and beverages	$71,026	$28,321
Paper products	27,485	14,790
Inventory	$98,511	$43,111

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of February 28, 2013 and December 31, 2012:

	February 28, 2013	December 31, 2012
Café equipment	$1,176,845	$907,392
Signage	112,395	112,395
Furniture and fixtures	308,698	130,244
Computer equipment	151,563	107,367
Vehicles	30,342	30,342
Leasehold improvements	1,578,757	1,168,673
	3,358,600	2,456,413
Less: accumulated depreciation	(1,122,884)	(1,052,738)
Leasehold improvements, property and equipment, net	$2,235,716	$1,403,675

Depreciation expense for the two months ended February 28, 2013 and February 29, 2012 was $70,146 and $51,248, respectively and $308,361 for the year ended December 31, 2012.

6.           BUSINESS ACQUISITION AND FRANCHISE RIGHTS

On January 14, 2013, the Company entered into agreements to acquire the franchise rights to the Aspen Leaf Yogurt and Yogurtini self-serve frozen yogurt chains from RMCF in exchange for 8,641,253 shares of common stock representing an approximate 60% controlling interest in the Company. Additionally, the Company issued a warrant to purchase up to 9,110,250 shares of common stock that allow RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised. In connection with the aforementioned agreement, the Company also received cash from RMCF totaling $79,784 for working capital purposes.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

On that same date, the Company acquired the café assets, consisting of leasehold improvements, property and equipment, for six Aspen Leaf Yogurt cafés from RMCF in exchange for $900,000 in notes payable. The Company is currently operating each of the six Aspen Leaf Yogurt cafés and believes that collectively the stores have the potential to contribute to future operating results.  Pursuant to the acquisition agreement, RMCF has agreed to reimburse the Company on a monthly basis, for a period of twelve months following the closing date, all operating losses, if any attributable to four of the six acquired cafes.

RMCF has been identified as the accounting acquirer and will consolidate the Company’s results of operations in its’ financial statements. As the Company has been identified as the acquired company and has a significant minority interest, the push-down accountings of the fair value increments and decrements have not been included in the accompanying financial statements.

The corresponding assets and liabilities were recorded using RMCF’s historical cost as of the date of transfer and consisted of the following:

Assets acquired:	Historic Cost
Working capital	$79,784
Leasehold improvements, property and equipment	900,000
Franchise rights – Yogurtini	800,000
Total assets acquired	1,779,784
Liabilities assumed:
Non-recourse notes payable	(400,000)
Recourse notes payable	(500,000)
Total liabilities assumed	(900,000)
Total net assets acquired	$879,784
Consideration paid:
8,641,253 shares of common stock and 9,110,250 warrants	879,784
Total consideration paid	$879,784

7.           NOTE RECEIVABLE

In September 2012, the Company entered into an agreement with a franchisee converting accounts receivable of $75,945 into a note receivable.  The outstanding receivable represents delinquent royalty and franchise fees due to the Company.  The note bears interest at a rate of 6% per annum and requires fixed weekly payments of $135 from September 2012 to May 2013 and increases to $325 a week from June 2013 to maturity in June 2018.  Interest income for the two months ended February 28, 2013 and February 29, 2012 was $260 and $0, respectively.

On January 28, 2013 the franchisee defaulted on the note and although the Company will vigorously pursue collection of the total amount outstanding, the Company has recorded an allowance for the full note receivable balance.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

As of February 28, 2013 and December 31, 2012, the note receivable balance consisted of the following:

	February 28, 2013	December 31, 2012

Note receivable	$75,264	$75,264
Allowance for doubtful accounts	(75,264)	(75,264)
Note receivable, net	$-	$-

8.           DEFERRED REVENUE

The Company deferred franchise fee and area development agreement fee income of $326,500 and $320,000 as of February 28, 2013 and December 31, 2012, respectively.  Of the total amount deferred, and as reflected on the balance sheet, an allocation has been made to a related party classification.  See Note 16.

An area developer has encountered delays in meeting the requirements of the area development agreement and the Company is currently in negotiations to resolve the delinquency.  The area developer has outstanding receivables of approximately $40,000 and deferred revenue of $75,000 as of February 28, 2013.

9.           NOTES PAYABLE, RELATED PARTY

On January 14, 2013, in connection with the Rocky Mountain Transaction, the Company purchased leasehold improvements, property and equipment for six Aspen Leaf Yogurt cafés from RMCF in exchange for $900,000 in notes payable.  As of February 28, 2013, notes payable due to RMCF consisted of the following:
	Principal	Accrued Interest	Total

Non-recourse, secured, due 12/14/19	$400,000	$2,924	$402,924
Full recourse, secured, due 12/14/18	500,000	3,655	503,655
Balance, February 28, 2013	$900,000	$6,579	$906,579

Interest accrues on the unpaid principal balances of the notes at the rate of 6% per annum, compounded annually, and the notes require monthly payments of principal and interest over a five-year period beginning January 2014 in the case of the recourse notes and January 2015 in the case of the non-recourse notes.  Payment of the notes is secured by a security interest in the six Aspen Leaf Yogurt cafés acquired.

The following table summarizes our note payable obligations as of February 28, 2013:

Amount

2015	$85,918
2016	148,830
2017	191,080
Thereafter	480,751
Total minimum payments	906,579
Less: current maturities	-

Long-term obligations	$906,579

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

10.           FRANCHISE ROYALTIES AND FEES

During the two months ended February 28, 2013 and February 29, 2012, the Company recognized the following franchise royalties and fees:

	February 28, 2013	February 29, 2012
Royalty income	$69,636	$29,626
Franchise fee income	-	40,000
Rebate income from purveyors that supply products to franchisees	45,485	12,154
Marketing fees	15,175	-
Franchise royalties and fees	$130,296	$81,780

11.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the two months ended February 28, 2013 and February 29, 2012:

	February 28, 2013	February 29, 2012
Rent	$74,695	$50,084
Real estate taxes, insurance and CAM fees	21,713	11,602
Utilities	14,705	11,792
Occupancy and related expenses	$111,113	$73,478

12.           INCOME TAXES

Significant components of the Company’s deferred tax liabilities and assets as of February 28, 2013 and December 31, 2012 are as follows:

	February 28, 2013	December 31, 2012
Deferred tax assets:
Net operating loss	$377,584	$514,425
Stock options and warrants issued for services	(19,050)	(116,745)
	358,534	397,680
Income tax rate	34%	34%
	121,902	135,211
Less valuation allowance	(121,902)	(135,211)
	$-	$-

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  The Company has established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be utilized before their expiration.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, the Company has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2013 and December 31, 2012.  Accordingly, valuation allowances of $121,902 and $135,211 have been recorded, and the ending deferred tax asset was $0 and $0 at February 28, 2013 and December 31, 2012, respectively.

The Company files income tax returns in United States federal jurisdiction, the states of Arizona, Colorado, Illinois, Iowa, Tennessee, Texas and certain local jurisdictions.

13.           STOCKHOLDERS’ EQUITY

During the year ended December 31, 2012, the Company granted 132,000 shares of restricted common stock to officers for services.  The fair market value of the shares on the dates of grant totaled $29,260.

On January 14, 2013, the Company issued 8,641,253 shares of restricted common stock to RMCF in connection with the Rocky Mountain transaction. The estimated value of the shares issued totaled $879,784 representing the historic cost of net assets acquired.  As a result of the issuance, RMCF owns a 60% controlling interest in the Company. Additionally, the Company issued a warrant to purchase up to 9,110,250 shares of its common stock to RMCF to maintain its post-acquisition pro rata ownership interest in the Company upon the exercise of existing stock options and/or warrants. See Note 15.

On January 14, 2013, the Company granted 759,999 shares of restricted common stock to its officers and directors for services. In accordance with the terms of the grant, the shares vest at a rate of 20% per year for a five year period; are subject to forfeiture; and are issued at vesting. The Company has recorded prepaid stock-based compensation of $96,900 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to officer compensation expense ratably over the five year vesting period.

The following is a summary of the Company’s 2013 restricted common stock grants that are subject to vesting and forfeiture:

		Vesting Schedule
Date	Quantity Granted	2014	2015	2016	2017	2018

January 2013	759,999	151,999	152,000	152,000	152,000	152,000
	759,999	151,999	152,000	152,000	152,000	152,000

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

The following is a summary of the Company’s non-vested restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period

Outstanding - December 31, 2011	-	$-	-
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2012	-	-	-
Granted	759,999	0.1275	5.00 years
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding - February 28, 2013	759,999	$0.1275	4.88 years

During the two months ended February 28, 2013 and December 31, 2012, the Company expensed $2,501 and $0 related to restricted common stock grants, respectively.

On February 12, 2013, the Company granted 750,000 shares of common stock to various directors for services.  The fair market value of the shares on the date of grant totaled $95,625 based on the value of the services provided.  As of February 28, 2013 those shares had not been issued and have been recorded to common stock payable.

14.	STOCK OPTIONS

On June 27, 2007, the stockholders of our Company adopted the 2007 Stock Option Plan which currently permits the granting of options to purchase up to 1,515,208 shares.  The 2007 Stock Option Plan will remain in effect until it is terminated by the board of directors except that no incentive stock option will be granted after June 26, 2017.  On April 20, 2011, the stockholders of our Company adopted the 2011 Stock Option Plan which permits the granting of options to purchase up to 750,000 shares.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2011	1,230,750	$1.24	4.58 years	$-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(268,750)	4.40
Outstanding - December 31, 2012	962,000	0.36	3.58 years	-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - February 28, 2013	962,000	$0.36	3.41 years	$34,830
Exercisable - February 28, 2013	506,000	$0.34	3.40 years	$17,415

	February 28, 2013	December 31, 2012

Grant date fair value of stock options	$233,487	$233,487
Weighted average grant date fair value	$0.24	$0.24

Outstanding stock options held by related parties	847,000	847,000
Exercisable stock options held by related parties	448,500	287,500
Fair value of stock options held by related parties	$210,399	$210,399

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

During the two months ended February 28, 2013 and February 29, 2012, the Company expensed $19,050 and $19,457 related to stock option grants, respectively.

15.	WARRANTS

During the two months ended February 28, 2013, the Company granted the following stock warrants:

Date	Quantity Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

January 2013	9,110,250	$ 4.61	1.44 years

The above-referenced warrants were issued to RMCF as part of the Rocky Mountain Transaction.  The warrant to purchase up to 9,110,250 shares of restricted common stock allows RMCF to maintain its pro rata ownership interest in the Company if existing stock options and/or warrants are exercised.  The warrants are only exercisable in the event that an existing holder of the Company’s warrants or stock options exercises any such warrant or stock option.  In the event the warrants become exercisable, the fair value of the warrants will be recorded as equity based compensation on the measurement date.  See Note 6.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2011	5,161,500	$1.80	2.45 years	$-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(50,000)	7.50
Outstanding - December 31, 2012	5,111,500	5.31	1.45 years	$18,000
Granted	9,110,250	4.61
Exercised	-	-
Forfeited/Cancelled	(150,000)	6.12
Outstanding - February 28, 2013	14,071,750	$4.61	1.32 years	$52,245
Exercisable - February 28, 2013	5,051,500	$5.40	1.06 years	$-

During the two months ended February 28, 2013 and February 29, 2012, the Company expensed $0 and $0 related to stock warrants issued, respectively.

16.           RELATED PARTY TRANSACTIONS

The Company was owed $8,597 and $7,048 as of February 28, 2013 and December 31, 2012, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer.  The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of February 28, 2013 and December 31, 2012, the Company owed $11,792 and $0, respectively, to RMCF for inventories and various operating expenses.  See also Note 9, Notes Payable, Related Party.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWO MONTHS ENDED FEBRUARY 28, 2013

As of February 28, 2013 and December 31, 2012, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

17.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at February 28, 2013, and has not provided for any such contingencies, accordingly.

18.           SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, Ulderico Conte.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

Our officer has assessed the effectiveness of our internal controls over financial reporting as of February 28, 2013.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

In January 2013, our Board of Directors increased the number of directors to eight and elected five independent directors.  In February 2013, the Board of Directors appointed three independent directors, each of whom meets the audit committee financial expert standards, to serve on the Audit Committee.  During fiscal 2014, we may implement additional appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2012 and two-month period ended February 28, 2013, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.	Executive Compensation

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our last two completed fiscal years and the two-month period ended February 28, 2013, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”).  Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

Summary Compensation Table
Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Henry E. Cartwright, Chief Marketing Officer (4)	2013 2012 2011	16,100 84,000 84,000	834 7,980 11,970	4,858 29,141 15,456	2,790 16,740 15,732	24,582 137,861 127,158
Ulderico Conte, CEO	2013 2012 2011	16,100 84,000 84,000	834 7,980 11,970	4,940 29,643 15,517	3,172 22,032 20,676	25,046 143,655 132,163
Terry A. Cartwright, COO	2013 2012 2011	15,100 60,000 60,000	834 13,300 19,950	4,940 29,643 15,517	3,672 19,032 16,596	24,546 121,975 112,063
_________________
(1)	Amounts shown for 2013 are for the two months ended February 28, 2013.
(2)
The option awards were valued using a Black-Scholes option pricing model using the following assumptions:  volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method).

(3)	The amounts shown below consist of health insurance and dental insurance premiums paid for these officers and their dependents.
(4)	Mr. Cartwright served as our President during our last two completed fiscal years ended December 31, 2012.

Employment Arrangements

From September 1, 2009 through December 31, 2012, we paid the following monthly compensation to officers of the Company:

•	Henry E. Cartwright - $7,000 and 3,000 shares of common stock;
•	Ulderico Conte - $7,000 and 3,000 shares of common stock; and
•	Terry A. Cartwright - $5,000 and 5,000 shares of common stock.

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

The following table set forth information regarding the outstanding equity awards as of February 28, 2013 for our Named Officers.

Outstanding Equity Awards At Fiscal Year-End
Name	Option Awards				Stock awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Henry E. Cartwright	-0- -0-	175,000 (1) 59,000 (2)	0.42 0.28	5/16/2016 11/17/2016	253,333	32,300
Ulderico Conte	-0- -0-	175,000 (1) 59,000 (2)	0.42 0.28	5/16/2016 11/17/2016	253,333	32,300
Terry A. Cartwright	-0- -0-	175,000 (1) 50,000 (2)	0.42 0.28	5/16/2016 11/17/2016	253,333	32,300
________________
(1)	These options were granted on May 16, 2011. Half of the options granted vested May 16, 2012 and the remaining half vest May 16, 2013.
(2)	These options were granted on November 17, 2011. Half of the options granted vested November 17, 2012 and the remaining half vest November 17, 2013

During the fiscal year ended December 31, 2012 and the two-month period ended February 28, 2013, there were no exercises of stock options by the Named Officers.

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

The following table sets forth the compensation paid to our non-employee directors for services rendered during the two months ended February 28, 2013:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Scott G. Capdevielle	-0-	19,125 (1)	19,125
Franklin E. Crail	-0-	19,125 (1)	19,125
Clyde W. Engle	-0-	19,125 (1)	19,125
Bryan J. Merryman	-0-	19,125 (1)	19,125
Lee N. Mortenson	-0-	19,125 (1)	19,125
________________
(1)	The grant date fair value of these shares was computed in accordance with FASB Topic 718.

Stock Option Plans

2007 Stock Option Plan.  Our stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”) on June 27, 2007, which currently permits the granting of options to purchase up to 1,515,208 shares.  This amount adjusts at the beginning of each of our fiscal quarters to a number equal to 10% of the number of shares of common stock outstanding at the end of our last completed fiscal quarter, or 470,000 shares, whichever is greater, and provided further that such number will be increased by the number of shares of option stock that we subsequently may reacquire through repurchase or otherwise.  Options may be granted to officers, directors, employees, and consultants on a case-by-case basis.  The 2007 Plan will remain in effect until it is terminated by the board of directors or, if so appointed by the board, a committee of two or more disinterested directors administering the 2007 Plan, except that no incentive stock option will be granted after June 26, 2017.

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

As of February 28, 2013, 212,000 options were outstanding under the 2007 Plan.

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

As of February 28, 2013, 750,000 options were outstanding under the 2011 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, as of May 3, 2013 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.

We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.

A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of May 3, 2013 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security.  For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of May 3, 2013 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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
________________
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

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, February 28, 2013:

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

Purchase of U-Swirl Frozen Yogurt Concept

On September 30, 2008, we acquired the worldwide rights to the U-Swirl Frozen Yogurt concept in exchange for 100,000 restricted shares of our common stock from a company then known as U-Swirl Yogurt, Inc. (now known as U Create Enterprises), which is owned by the grandchildren and family of Henry E. Cartwright.  The shares were valued at $180,000, based on the fair market value of the stock on the date of acquisition.  U Create Enterprises operates a frozen yogurt café in Henderson, Nevada, as our franchisee.  As part of the terms of the acquisition, we agreed that no franchise fees or royalties would be charged with respect to this location, as it will permit us to use the location as a training facility.  We did not obtain a formal valuation on the use of the Henderson location for training purposes, but we believed that being able to have our initial U-Swirl employees trained there and utilize the past experience of that location with respect to restaurant operation procedures and staffing, inventory and advertising was critical to us at the time.  In addition, we granted U Create Enterprises the right to open additional locations in Henderson, Boulder City and Pahrump, Nevada.  U Create Enterprises will pay an initial franchise fee of $5,000 for each location and a 3% royalty on net sales.  We were owed $8,597 and $7,048 as of February 28, 2013 and December 31, 2012, respectively, by u-Create Enterprises.

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

Item 14.	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2011	$51,000	$-0-	$-0-	$-0-
2012	$51,000	$-0-	$-0-	$-0-
2013	$51,000	$-0-	$-0-	$-0-

Pre-Approval Policies and Procedures

The Audit Committee of our Board of Directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by the Audit Committee and are subject to review by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011 (3)
4.1	Form of common stock certificate (4)
4.2	Form of Class C warrant (included in Exhibit 4.3)
4.3	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)

Regulation S-K Number	Exhibit
4.4	Form of Representative’s Purchase Warrants (6)
4.5	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
10.1	2007 Stock Option Plan, as amended (2)
10.2	2011 Stock Option Plan (3)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc., and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.9	Form of Employment Agreement between U-Swirl, Inc. and its executive officers (1)
10.10	Form of Restricted Stock Agreement (included in Exhibit 10.9)
10.11	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
14.1	Code of Ethics for Chief Executive Officer (8)
14.2	Code of Ethics for Chief Financial Officer (8)
21.1	List of Subsidiaries (9)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statements from the Transition Report on Form 10-K of U-Swirl, Inc. for the two months ended February 28, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements (10)

________________
(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed January 18, 2013.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 26, 2011.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed August 18, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2012, filed March 29, 2013.
(8)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2008, filed March 27, 2009.
(9)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed December 31, 2009.
(10)	To be provided by amendment.

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

U-SWIRL, INC.

Date: May 24, 2013	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ulderico Conte	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	May 24, 2013
Ulderico Conte

/s/ Scott G. Capdeivelle	Director	May 24, 2013
Scott G. Capdeivelle

/s/ Henry E. Cartwright	Director	May 24, 2013
Henry E. Cartwright

/s/ Terry A. Cartwright	Director	May 24, 2013
Terry A. Cartwright

/s/ Franklin E. Crail	Director	May 24, 2013
Franklin E. Crail

/s/ Clyde W. Engle	Director	May 24, 2013
Clyde W. Engle

/s/ Bryan J. Merryman	Director	May 24, 2013
Bryan J. Merryman

/s/ Lee N. Mortenson	Director	May 24, 2013
Lee N. Mortenson