Form 10-KT/A
period 2013-02-28
U-SWIRL, INC.
filed 2013-05-31
CIK 1355304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $982,709 as of August 31, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  15,152,088 shares of common stock as of May 23, 2013

EXPLANATORY NOTE

U-Swirl, Inc. (the “Company”) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the transition period from January 1, 2013 to February 28, 2013 that was originally filed on May 28, 2013 (the “Original Annual Report”) solely to revise Note 1 of the Notes to the Consolidated Financial Statements under Item 8 and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

The Original Annual Report has been revised solely to reflect the changes above. This Form 10-K/A speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report and the Company’s other reports filed with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

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

U-Swirl, Inc. was incorporated in the state of Nevada on November 14, 2005 and its wholly-owned subsidiary, U-Swirl International, Inc. (“USI”) was incorporated in the state of Nevada on September 4, 2008 (collectively referred to as the “Company”).

In September 2008, the Company acquired the worldwide rights to the U-Swirl Frozen YogurtTM concept.  The U-Swirl concept allows guests a broad choice in frozen yogurt by providing an assortment of non-fat and low-fat flavors, including tart, traditional and no sugar-added options and numerous toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.

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

*  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-SWIRL, INC.

Date: May 31, 2013	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer