Form 10-Q
period 2013-05-31
U-SWIRL, INC.
filed 2013-07-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,152,088 shares of Common Stock, $0.001 par value, as of July 9, 2013

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2013	February 28, 2013
ASSETS	Unaudited

Current assets
Cash	$453,217	$358,527
Accounts receivable, net	181,988	113,681
Accounts receivable, related party	11,489	8,597
Inventory	101,982	98,511
Prepaid expenses	27,039	24,592
Total current assets	775,715	603,908

Leasehold improvements, property and equipment, net	2,130,138	2,235,716

Other assets
Deposits	43,762	39,086
Franchise rights	800,000	800,000
Other assets	37,627	39,153
Total other assets	881,389	878,239

Total assets	$3,787,242	$3,717,863

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$528,555	$653,161
Accounts payable, related party	30,137	11,792
Total current liabilities	558,692	664,953

Deferred rent	106,769	126,792
Deferred revenue	281,500	296,500
Deferred revenue, related party	30,000	30,000
Notes payable, related party	920,942	906,579
Total liabilities	1,897,903	2,024,824

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 14,402,088 and 14,402,088 shares issued
and outstanding, respectively	14,402	14,402
Common stock payable	750	750
Prepaid equity-based compensation	(89,554)	(94,399)
Additional paid-in capital	9,065,487	9,042,111
Accumulated deficit	(7,101,746)	(7,269,825)
Total stockholders' equity	1,889,339	1,693,039

Total liabilities and stockholders' equity	$3,787,242	$3,717,863

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended
	May 31, 2013	May 31, 2012

Revenues
Cafe sales, net of discounts	$1,378,249	$677,559
Franchise royalties and fees	339,157	124,846
Total revenues	1,717,406	802,405

Cafe operating costs
Food, beverage and packaging costs	451,482	220,252
Labor and related expenses	268,341	133,929
Occupancy and related expenses	248,343	113,564
Marketing and advertising	34,509	13,055
General and administrative	426,711	321,311
Depreciation and amortization	105,578	76,821
Total costs and expenses	1,534,964	878,932
Income (loss) from operations	182,442	(76,527)

Interest income	-	60
Interest expense	(14,363)	(112)

Income (loss) from continuing operations before income taxes	168,079	(76,579)
Provision for income taxes	-	-
Net income (loss)	$168,079	$(76,579)

Net earnings (loss) per common share, basic and diluted	$0.01	$(0.02)

Weighted average common shares outstanding,
basic and diluted	14,402,088	4,900,401

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months Ended
	May 31, 2013	May 31, 2012

Cash flows from operating activities:
Net income (loss)	$168,079	$(76,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105,578	76,821
Accrued interest on notes payable, related party	14,363	-
Amortization of prepaid stock-based compensation	4,845	-
Issuance of common stock as compensation	-	7,920
Amortization of stock-based compensation	23,376	29,186
Changes in operating assets and liabilities:
Accounts receivable, net	(68,307)	1,139
Inventory	(3,471)	16,000
Prepaid expenses	(2,447)	4,772
Deposits	(4,676)	2,745
Accounts payable and accrued liabilities	(124,606)	34,369
Accounts payable, related party	18,345	-
Deferred rent	(20,023)	(20,941)
Deferred revenue	(15,000)	(40,000)
Net cash provided by operating activities	96,056	35,432

Cash flows from investing activities:
Accounts receivable, related party	(2,892)	1,461
Other assets	1,526	1,525
Net cash (used in) provided by investing activities	(1,366)	2,986

Cash flows from financing activities:
Payments on capital lease obligation	-	(1,529)
Net cash (used in) financing activities	-	(1,529)

Net change in cash	94,690	36,889

Cash, beginning of period	358,527	215,136

Cash, end of period	$453,217	$252,025

Supplemental disclosure of cash flow information:
Interest paid	$-	$112
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

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

In January 2013, the Company entered into agreements to acquire Aspen Leaf Yogurt café assets, consisting of leasehold improvements, property and equipment, for six Aspen Leaf Yogurt cafés and the franchise rights to Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. (“RMCF”) in exchange for a 60% controlling ownership interest in the Company, a warrant that allows RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised, and notes payable totaling $900,000 (the “Rocky Mountain Transaction”).

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

As of May 31, 2013 the Company had the following locations:

	Number of locations
	U-Swirl	Aspen Leaf	Yogurtini	Total
Company-owned cafés	8	6	-	14
Franchised cafés	21	10	26	57
Total	29	16	26	71

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

These unaudited interim financial statements should be read in conjunction with the Company’s Transition Report on Form 10-K for the two-month transition period ended February 28, 2013, which contains audited financial statements and notes thereto covering that period.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended May 31, 2013 are not necessarily indicative of results for the full fiscal year.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at May 31, 2013 or February 28, 2013.

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

Inventory - Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company did not incur significant charges to cost of sales for spoilage during the periods ended May 31, 2013 and February 28, 2013.

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

Company-owned cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to an appropriate asset. As of May 31, 2013 and February 28, 2013, the Company did not have any construction-in-process.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of leasehold improvements, property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.  Based on its evaluation, the Company has determined that no impairment exists as of May 31, 2013.

Deposits - Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Franchise Rights - The Company tests franchise rights for impairment annually, and more frequently if impairment indicators are present. Recoverability of the franchise rights is evaluated through comparison of the fair value of each of its reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its franchise rights, an impairment loss is recognized. Based on its evaluation, the Company has determined that no impairment exists as of May 31, 2013.

Deferred Rent - Rent expense for company-owned leases, which provide for escalating rents over the terms of the leases, is recorded on a straight-line basis over the lease terms.  The lease terms began when the Company had the right to control the use of the property, which was before rent payments were actually due under the leases.

The difference between the rent expense and the actual amount payable under the terms of the leases is recorded as a leasehold improvement asset and deferred rent liability on the Balance Sheets and as both an investing activity and a component of operating activities on the Statements of Cash Flows.

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

Rebates received from purveyors that supply products to the Company’s franchisees are included in franchise royalties and fees. Rebates related to company-owned cafés are offset against café operating costs.  Product rebates are recognized in the period in which they are earned.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

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
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

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

The computation of basic and diluted earnings (loss) per share for the periods presented is equivalent since the Company had continuing losses.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The recorded values of these instruments approximate fair values due to the short maturities of such instruments and the stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Accounting Policy for Ownership Interests in Investees - The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, after elimination of all material intercompany accounts, transactions, and profits.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

3.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at May 31, 2013 and February 28, 2013:

	May 31, 2013	February 28, 2013
Accounts receivable	$251,988	$153,681
Allowance for doubtful accounts	(70,000)	(40,000)
Accounts receivable, net	$181,988	$113,681

4.           INVENTORY

As of May 31, 2013 and February 28, 2013, inventory consisted of the following:

	May 31, 2013	February 28, 2013
Food and beverages	$73,631	$71,026
Paper products	28,351	27,485
Inventory	$101,982	$98,511

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of May 31, 2013 and February 28, 2013:

	May 31, 2013	February 28, 2013
Café equipment	$1,176,845	$1,176,845
Signage	112,395	112,395
Furniture and fixtures	308,698	308,698
Computer equipment	146,146	151,563
Vehicles	30,342	30,342
Leasehold improvements	1,578,757	1,578,757
	3,353,183	3,358,600
Less: accumulated depreciation	(1,223,045)	(1,122,884)
Leasehold improvements, property and equipment, net	$2,130,138	$2,235,716

Depreciation expense for the three months ended May 31, 2013 and 2012 was $105,578 and $76,821, respectively.

6.           DEFERRED REVENUE

The Company deferred franchise fee and area development agreement fee income of $311,500 and $326,500 as of May 31, 2013 and February 28, 2013, respectively.  Of the total amount deferred, and as reflected on the balance sheet, an allocation has been made to a related party classification.  See Note 13.

7.           NOTES PAYABLE, RELATED PARTY

On January 14, 2013, in connection with the Rocky Mountain Transaction, the Company purchased leasehold improvements, property and equipment for six Aspen Leaf Yogurt cafés from RMCF in exchange for $900,000 in notes payable.

As of May 31, 2013, notes payable due to RMCF consisted of the following:

	Principal	Accrued Interest	Total

Non-recourse, secured, due 12/14/19	$400,000	$8,877	$408,877
Full-recourse, secured, due 12/14/18	500,000	12,065	512,065
Balance, May 31, 2013	$900,000	$20,942	$920,942

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

The following table summarizes our note payable obligations as of May 31, 2013:

Amount

2015	$100,281
2016	148,830
2017	191,080
Thereafter	480,751
Total minimum payments	920,942
Less: current maturities	-

Long-term obligations	$920,942

8.           FRANCHISE ROYALTIES AND FEES

During the three months ended May 31, 2013 and 2012, the Company recognized the following franchise royalties and fees:

	May 31, 2013	May 31, 2012
Royalty income	$192,006	$69,002
Franchise fee income	15,000	30,000
Rebate income from purveyors that supply products to franchisees	89,581	25,844
Marketing fees	42,570	-
Franchise royalties and fees	$339,157	$124,846

9.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the three months ended May 31, 2013 and 2012:

	May 31, 2013	May 31, 2012
Rent	$169,597	$79,131
Real estate taxes, insurance and CAM fees	48,424	16,256
Utilities	30,322	18,177
Occupancy and related expenses	$248,343	$113,564

10.           STOCKHOLDERS’ EQUITY

On January 14, 2013, the Company issued 8,641,253 shares of restricted common stock to RMCF in connection with the Rocky Mountain transaction. The estimated value of the shares issued totaled $879,784 representing the historic cost of net assets acquired.  As a result of the issuance, RMCF owns a 60% controlling interest in the Company. Additionally, the Company issued a warrant to purchase up to 9,110,250 shares of its common stock to RMCF to maintain its post-acquisition pro rata ownership interest in the Company upon the exercise of existing stock options and/or warrants. See Note 12.

On January 14, 2013, the Company granted 759,999 shares of restricted common stock to its officers for services. In accordance with the terms of the grant, the shares vest at a rate of 20% per year for a five year period; are subject to forfeiture; and are issued at vesting. The Company has recorded prepaid stock-based compensation of $96,900 representing the estimated fair value on the date of grant, and will amortize the fair market value of the shares to officer compensation expense ratably over the five year vesting period.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

During the two months ended February 28, 2013, the Company granted the following shares of restricted common stock that are subject to vesting and forfeiture:

		Vesting Schedule
Date	Quantity Granted	2014	2015	2016	2017	2018

January 2013	759,999	151,999	152,000	152,000	152,000	152,000
	759,999	151,999	152,000	152,000	152,000	152,000

The following is a summary of the Company’s non-vested restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period

Outstanding - December 31, 2012	-	$-	-
Granted	759,999	0.1275	5.00 years
Vested	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - February 28, 2013	759,999	0.1275	4.88 years
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding - May 31, 2013	759,999	$0.1275	4.63 years

During the three months ended May 31, 2013 and 2012, the Company expensed $4,845 and $0 related to restricted common stock grants, respectively.

On February 12, 2013, the Company granted 750,000 shares of common stock to various directors for services.  The fair market value of the shares on the date of grant totaled $95,625 based on the value of the services provided.  As of May 31, 2013 those shares had not been issued and have been recorded to common stock payable.

11.	STOCK OPTIONS

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	962,000	0.36	3.58 years	-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - February 28, 2013	962,000	$0.36	3.41 years	$34,830
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(25,000)	0.28
Outstanding - May 31, 2013	937,000	$0.36	3.25 years	$27,864
Exercisable - May 31, 2013	481,000	$0.24	3.31 years	$12,132

During the three months ended May 31, 2013 and 2012, the Company expensed $23,376 and $29,186 related to stock option grants, respectively.

12.           WARRANTS

During the two months ended February 28, 2013, the Company granted the following stock warrants:

Date	Quantity Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

January 2013	9,110,250	$ 4.61	1.44 years

The above-referenced warrants were issued to RMCF as part of the consideration paid for the franchise rights to the Aspen Leaf Yogurt and Yogurtini self-serve frozen yogurt chains.  The warrant to purchase up to 9,110,250 shares of restricted common stock allows RMCF to maintain its pro rata ownership interest in the Company if existing stock options and/or warrants are exercised.  The warrants are only exercisable in the event that an existing holder of the Company’s warrants or stock options exercises any such warrant or stock option. In the event the warrants become exercisable, the fair value of the warrants will be recorded as share based compensation on the measurement date.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	5,111,500	5.31	1.45 years	$18,000
Granted	9,110,250	4.61
Exercised	-	-
Forfeited/Cancelled	(150,000)	6.12
Outstanding - February 28, 2013	14,071,750	$4.61	1.32 years	$52,245

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2013
UNAUDITED

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(7,691,250)	8.44
Outstanding - May 31, 2013	6,380,500	$0.21	2.57 years	$41,796
Exercisable - May 31, 2013	1,975,000	$0.67	2.38 years	$-

During the three months ended May 31, 2013 and 2012, the Company expensed $0 and $0 related to stock warrants issued, respectively.

13.           RELATED PARTY TRANSACTIONS

The Company was owed $11,489 and $8,597 as of May 31, 2013 and February 28, 2013, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer.  The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of May 31, 2013 and February 28, 2013, the Company owed $30,137 and $0, respectively, to RMCF for inventories and various operating expenses.  See also Note 7, Notes Payable, Related Party.

As of May 31, 2013 and February 28, 2013, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

14.           SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beginning in 2011, we recognized that (1) the frozen yogurt retail market was experiencing an influx of small chains; (2) if we could grow by acquisition, we could achieve profitability by attaining an economy of scale with respect to our operations; and (3) we could use our common stock, rather than cash, to make these acquisitions.  We entered into acquisition discussions with several frozen yogurt retail operators and our discussions culminated with the closing of the RMCF transaction in January 2013 in which we acquired six Aspen Leaf cafés and the franchise rights to Aspen Leaf Yogurt (“ALY”) and Yogurtini self-serve frozen yogurt chains from RMCF in exchange for a 60% controlling ownership interest in our company, promissory notes in the aggregate amount of $900,000, and a warrant that allows RMCF to maintain its pro rata ownership interest if any of our existing stock options and/or warrants are exercised.

As of May 31, 2013, we had 14 company-owned cafés and 57 franchised cafés.  Between June and July of 2013, we opened 4 additional franchised cafes for a total of 75 cafes in 24 different states.  Management is focusing its efforts on nurturing its relationship with the ALY and Yogurtini franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements.  Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

Since we are now a subsidiary of RMCF, we changed our fiscal year-end to that of RMCF, which is the last day of February.  We filed a transition report for the two months ended February 28, 2013.

Results of Operations

For the three months ended May 31, 2013, company-owned U-Swirl cafés generated $1,378,249 in sales, net of discounts, as compared to sales of $677,559 for the comparable period in 2012, an increase of 103%.  The increase is due primarily to an increase in the number of company-owned locations - 14 for the 2013 period, as compared to 6 for the 2012 period.

Our 2013 café operating costs were $968,166 or 70% of net sales revenues, resulting in café operating profit of $410,083.  For 2012, our café operating costs were $467,745, or 69% of net sales revenues, resulting in café operating profit of $209,814.

For 2013, we generated franchise fee income of $15,000, royalty income of $192,006, rebate income of $89,581 and marketing fees of $42,570 as compared to franchise fee income of $30,000, royalty income of $69,002, rebate income of $25,844 and marketing fees of $0 in 2012.  During the three months ended May 31, 2013, we had 57 franchised cafés in operation for all or part of that period, as compared to 18 during 2012.

Marketing and advertising expenses were $34,509 for the 2013 period as compared to $13,055 for the 2012 period.  This increase is a result of an increased volume of print ads, radio advertising and store promotions offered during 2013 as well as the hiring of a full-time Franchise Business and Marketing Consultant.

For the three months ended May 31, 2013, general and administrative expense increased by $105,400 (33%) due to the hiring of a full-time Senior Vice President of Operations, as well as the retention of a consultant to facilitate the transition of our newly acquired franchisees and recent café openings.

Depreciation and amortization expense increased by $28,757, due to the inclusion of additional fixed assets purchased in connection with the acquisition of six additional company owned cafés in January 2013.

Primarily as a result of the increased revenues, we generated income from operations of $182,442 in 2013, as compared to a loss of $76,527 in 2012.

Interest expense increased by $14,251 for the 2013 period due to the $900,000 in promissory notes delivered to ALY in January 2013 as part of the consideration for the ALY frozen yogurt chain.  Interest accrues on those notes at the rate of 6% per annum, compounded annually.

As a result of the factors described above, we generated net income of $168,079 for the 2013 period, as compared to a net loss of $76,579 for the comparable 2012 period.

Liquidity and Financial Condition

At May 31, 2013, we had working capital of $217,023 and cash of $453,217.  At February 28, 2013, we had a working capital deficit of $61,045 and cash of $358,527.

For the three months ended May 31, 2013, we had net income of $168,079.  Operating activities provided cash of $96,056, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $105,578.  During the comparable 2012 period, we had a net loss of $76,579, and operating activities provided cash of $35,432.  The principal adjustment to reconcile the net loss to net cash provided by operating activities was depreciation and amortization of $76,821.

During 2013, investing activities used cash of $1,366, primarily due to an increase in amounts due from U Create Enterprises, a related party, for supplies it purchased from us.  In comparison, investing activities provided cash of $2,986 during the 2012 period primarily due to the repayment of amounts due from U Create Enterprises.

Financing activities did not provide or use any cash for the three months ended May 31, 2013.  During the comparable 2012 period, we used $1,529 for payments on a capital lease obligation.

Accounts receivable increased from $113,681 at February 28, 2013 to $181,988 at May 31, 2013, as a direct result of the increase in rebate and royalty revenues.

Accounts payable, related party, increased from $11,792 at February 28, 2013 to $30,137 at May 31, 2013.  These are amounts owed to RMCF for inventories and various operating expenses.

At May 31, 2013 and February 28, 2013, we recorded a total of $311,500 and $326,500 of deferred revenue in connection with the development fees from area development agreements signed prior to those respective dates.  Of the total amount deferred, and as reflected on the balance sheets, an allocation has been made to a related party classification.  Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of May 31, 2013:

	Operating Leases	Notes Payable	Total

2014	$470,377	$-	$470,377
2015	447,589	100,281	547,870
2016	55,402	148,830	204,232
2017	45,037	191,080	236,117
2018	45,973	202,544	248,517
Thereafter	32,806	278,207	311,013
Total minimum payments	1,097,184	920,942	2,018,126
Less: current maturities	(369,219)	-	(369,219)

Long-term obligations	$727,965	$920,942	$1,648,907

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

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We did not incur significant charges to cost of sales for spoilage during the periods ended May 31, 2013 and February 28, 2013.

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

We also recognize a marketing and promotion fee ranging from one to three percent of net Aspen Leaf Yogurt and Yogurtini café sales which are included in franchise royalties and fees.

Share-based Compensation.  We recognize all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on our interim unaudited financial statements.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(3)
4.1	Form of common stock certificate (4)
4.2	Form of Class C warrant (included in Exhibit 4.3)
4.3	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.4	Form of Representative’s Purchase Warrants (6)
4.5	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
10.1	2007 Stock Option Plan, as amended (2)
10.2	2011 Stock Option Plan (3)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.9	Form of Employment Agreement between U-Swirl, Inc. and its executive officers (1)
10.10	Form of Restricted Stock Agreement (included in Exhibit 10.9)

Regulation S-K Number	Exhibit
10.11	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended May 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

_____________________
(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed January18, 2013.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 26, 2011.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed August 18, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2012, filed March 29, 2013.

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

U-SWIRL, INC.

July 15, 2013	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Officer