Form 10-Q
period 2013-08-31
U-SWIRL, INC.
filed 2013-10-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,164,588 shares of Common Stock, $0.001 par value, as of October 11, 2013

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	February 28, 2013
ASSETS	Unaudited

Current assets
Cash	$676,691	$358,527
Accounts receivable, net	167,582	113,681
Accounts receivable, related party	8,898	8,597
Inventory	94,519	98,511
Prepaid expenses	130,706	24,592
Total current assets	1,078,396	603,908

Leasehold improvements, property and equipment, net	2,089,269	2,235,716

Other assets
Deposits	39,489	39,086
Franchise rights	800,000	800,000
Other assets	36,102	39,153
Total other assets	875,591	878,239

Total assets	$4,043,256	$3,717,863

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$598,710	$653,161
Accounts payable, related party	-	11,792
Current portion of long-term debt, related party	70,872	-
Total current liabilities	669,582	664,953

Deferred rent	92,621	126,792
Deferred revenue	257,889	296,500
Deferred revenue, related party	30,000	30,000
Notes payable, related party	927,229	906,579
Total liabilities	1,977,321	2,024,824

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 15,164,588 and 14,402,088 shares issued
and outstanding, respectively	15,165	14,402
Common stock payable	-	750
Prepaid equity-based compensation	(84,709)	(94,399)
Additional paid-in capital	9,077,433	9,042,111
Accumulated deficit	(6,941,954)	(7,269,825)
Total stockholders' equity	2,065,935	1,693,039

Total liabilities and stockholders' equity	$4,043,256	$3,717,863

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012

Revenues
Cafe sales, net of discounts	$1,253,473	$712,513	$2,631,722	$1,390,072
Franchise royalties and fees	438,987	176,478	778,144	301,324
Total revenues	1,692,460	888,991	3,409,866	1,691,396

Cafe operating costs
Food, beverage and packaging costs	378,184	223,933	829,666	444,185
Labor and related expenses	350,508	162,358	618,849	296,287
Occupancy and related expenses	232,284	113,439	480,627	227,003
Marketing and advertising	54,245	25,584	88,754	38,639
General and administrative	399,419	290,486	826,130	611,797
Depreciation and amortization	105,370	76,719	210,948	153,540
Total costs and expenses	1,520,010	892,519	3,054,974	1,771,451
Income (loss) from operations	172,450	(3,528)	354,892	(80,055)

Interest income	-	275	-	335
Interest expense	(12,658)	(59)	(27,021)	(171)

Income (loss) from continuing operations before income taxes	159,792	(3,312)	327,871	(79,891)
Provision for income taxes	-	-	-	-
Net income (loss)	$159,792	$(3,312)	$327,871	$(79,891)

Net earnings (loss) per common share, basic and diluted	$0.01	$(0.00)	$0.02	$(0.02)

Weighted average common shares outstanding,
basic and diluted	14,618,256	4,934,358	14,510,172	4,917,379

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended
	August 31, 2013	August 31, 2012

Cash flows from operating activities:
Net income (loss)	$327,871	$(79,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	210,948	153,540
Accrued interest on notes payable, related party	27,021	-
Amortization of prepaid stock-based compensation	9,690	-
Issuance of common stock as compensation	-	15,290
Amortization of stock-based compensation	31,835	58,371
Changes in operating assets and liabilities:
Accounts receivable, net	(53,901)	16,879
Inventory	3,992	14,743
Prepaid expenses	(106,114)	(1,311)
Deposits	(403)	4,173
Accounts payable and accrued liabilities	(54,451)	40,467
Accounts payable, related party	(11,792)	-
Deferred rent	(34,171)	(41,881)
Deferred revenue	(38,611)	(85,000)
Net cash provided by operating activities	311,914	95,380

Cash flows from investing activities:
Accounts receivable, related party	(301)	846
Construction in progress	(64,501)	-
Other assets	3,051	3,051
Net cash (used in) provided by investing activities	(61,751)	3,897

Cash flows from financing activities:
Payments on capital lease obligation	-	(3,111)
Proceeds from notes payable, related party	64,501	-
Proceeds from issuance of common stock	3,500	-
Net cash provided by (used in) financing activities	68,001	(3,111)

Net change in cash	318,164	96,166

Cash, beginning of period	358,527	215,136

Cash, end of period	$676,691	$311,302

Supplemental disclosure of cash flow information:
Interest paid	$-	$171
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
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

As of August 31, 2013 the Company had the following locations:

	Number of locations
	U-Swirl	Aspen Leaf	Yogurtini	Total
Company-owned cafés	6	6	-	12
Franchised cafés	30	10	28	68
Total	36	16	28	80

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended August 31, 2013 are not necessarily indicative of results for the full fiscal year.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at August 31, 2013 or February 28, 2013.

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

Inventory - Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company did not incur significant charges to cost of sales for spoilage during the periods ended August 31, 2013 and February 28, 2013.

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

Company-owned cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to the appropriate asset group. As of August 31, 2013 and February 28, 2013, the Company had construction-in-process valued at $64,501 and $0, respectively.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
UNAUDITED

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of leasehold improvements, property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.  Based on its evaluation, the Company has determined that no impairment exists as of August 31, 2013.

Deposits - Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Franchise Rights - The Company tests franchise rights for impairment annually, and more frequently if impairment indicators are present. Recoverability of the franchise rights is evaluated through comparison of the fair value of each of its reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its franchise rights, an impairment loss is recognized. Based on its evaluation, the Company has determined that no impairment exists as of August 31, 2013.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
UNAUDITED

The Company also recognizes a marketing and promotion fee ranging from one to three percent of net café sales which are included in franchise royalties and fees.

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
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
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

3.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at August 31, 2013 and February 28, 2013:

	August 31, 2013	February 28, 2013
Accounts receivable	$221,582	$153,681
Allowance for doubtful accounts	(54,000)	(40,000)
Accounts receivable, net	$167,582	$113,681

Accounts receivable, related party	$8,898	$8,597

4.           INVENTORY

As of August 31, 2013 and February 28, 2013, inventory consisted of the following:

	August 31, 2013	February 28, 2013
Food and beverages	$70,349	$71,026
Paper products	24,170	27,485
Inventory	$94,519	$98,511

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
UNAUDITED

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of August 31, 2013 and February 28, 2013:

	August 31, 2013	February 28, 2013
Café equipment	$1,176,845	$1,176,845
Signage	112,395	112,395
Furniture and fixtures	308,698	308,698
Computer equipment	146,086	151,563
Vehicles	30,342	30,342
Leasehold improvements	1,578,757	1,578,757
Construction in progress	64,501	-
	3,417,624	3,358,600
Less: accumulated depreciation	(1,328,355)	(1,122,884)
Leasehold improvements, property and equipment, net	$2,089,269	$2,235,716

Depreciation expense for the six months ended August 31, 2013 and 2012 was $210,948 and $153,540, respectively.

6.           DEFERRED REVENUE

The Company deferred franchise fee and area development agreement fee income of $287,889 and $326,500 as of August 31, 2013 and February 28, 2013, respectively.  Of the total amount deferred, and as reflected on the balance sheets, an allocation has been made to a related party classification.  See Note 13.

7.           NOTES PAYABLE, RELATED PARTY

In January 2013, in connection with the Rocky Mountain Transaction, the Company purchased leasehold improvements, property and equipment for six Aspen Leaf Yogurt cafés from RMCF in exchange for $900,000 in notes payable.  Interest accrues on the unpaid principal balances of the notes at the rate of 6% per annum, compounded annually, and the notes require monthly payments of principal and interest over a five-year period beginning January 2014 in the case of the recourse notes and January 2015 in the case of the non-recourse notes.  Payment of the notes is secured by a security interest in the six Aspen Leaf Yogurt cafés acquired.

In July 2013, the Company executed promissory notes with RMCF for the purchase and installation of equipment necessary to convert two Company-owned cafés into co-branded RMCF and U-Swirl cafés.  Interest accrues on the notes at the rate of 6% per annum, compounded annually and capitalized during the course of construction.  The notes require monthly payments of principal and interest over a five-year period beginning in October 2013.  Payment of the notes is secured by a security interest in all of the equipment purchased with the proceeds of the notes.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
UNAUDITED

As of August 31, 2013, notes payable due to RMCF consisted of the following:

	Principal	Accrued Interest	Total

Non-recourse, secured, due 12/14/19	$400,000	$14,933	$414,933
Full-recourse, secured, due 12/14/18	500,000	18,667	518,667
Construction loans, secured, due 9/15/18	64,153	348	64,501
Balance, August 31, 2013	$964,153	$33,948	$998,101

The following table summarizes our note payable obligations as of August 31, 2013:

For the Fiscal Year Ended February 28 or 29:	Amount

2014	$10,976
2015	166,890
2016	197,514
2017	209,386
2018	221,971
Thereafter	191,364
Total minimum payments	998,101
Less: current maturities	(70,872)

Long-term obligations	$927,229

8.           FRANCHISE ROYALTIES AND FEES

During the six months ended August 31, 2013 and 2012, the Company recognized the following franchise royalties and fees:

	August 31, 2013	August 31, 2012
Royalty income	$440,780	$158,075
Franchise fee income	48,361	75,000
Rebate income from purveyors that supply products to franchisees	210,938	68,249
Marketing fees	78,065	-
Franchise royalties and fees	$778,144	$301,324

9.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the six months ended August 31, 2013 and 2012:

	August 31, 2013	August 31, 2012
Rent	$323,502	$158,996
Real estate taxes, insurance and CAM fees	79,081	27,201
Utilities	78,044	40,806
Occupancy and related expenses	$480,627	$227,003

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
UNAUDITED

10.           STOCKHOLDERS’ EQUITY

In July 2013, the Company issued 12,500 shares of common stock pursuant to the exercise of common stock options for total gross proceeds of $3,500.

In August 2013, the Company issued 750,000 shares of common stock previously recorded to common stock payable.

The following is a summary of the Company’s non-vested restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period

Outstanding - December 31, 2012	-	$-	-
Granted	759,999	0.1275	5.00 years
Vested	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - February 28, 2013	759,999	0.1275	4.88 years
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding - August 31, 2013	759,999	$0.1275	4.63 years

During the six months ended August 31, 2013 and 2012, the Company expensed $9,690 and $0 related to restricted common stock grants, respectively.

11.	STOCK OPTIONS

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

The following is a summary of the Company’s stock option activity:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	962,000	$0.36	3.58 years	-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - February 28, 2013	962,000	0.36	3.41 years	$34,830
Granted	-	-
Exercised	(12,500)	0.28
Forfeited/Cancelled	(25,000)	0.28
Outstanding - August 31, 2013	924,500	$0.36	3.03 years	$422,240
Exercisable – August 31, 2013	731,000	$0.38	2.98 years	$302,120

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
UNAUDITED

During the six months ended August 31, 2013 and 2012, the Company expensed $31,835 and $258,371 related to stock option grants, respectively.

12.           WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	5,111,500	$5.31	1.45 years	$18,000
Granted	9,110,250	4.61
Exercised	-	-
Forfeited/Cancelled	(150,000)	6.12
Outstanding - February 28, 2013	14,071,750	4.61	1.32 years	$52,245
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(7,691,250)	8.44
Outstanding - August 31, 2013	6,380,500	$0.21	2.32 years	$1,615,860
Exercisable - August 31, 2013	1,975,000	$0.67	2.13 years	$393,000

During the six months ended August 31, 2013 and 2012, the Company expensed $0 and $0 related to stock warrants issued, respectively.

13.           RELATED PARTY TRANSACTIONS

The Company was owed $6,520 and $8,597 as of August 31, 2013 and February 28, 2013, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer.  The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of August 31, 2013 and February 28, 2013, the Company was owed $2,378 from RMCF and owed $11,792 to RMCF for inventories and various operating expenses, respectively.  See also Note 7, Notes Payable, Related Party.

As of August 31, 2013 and February 28, 2013, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

14.           SUBSEQUENT EVENTS

In October 2013, the Company acquired the franchise rights to eleven self-serve frozen yogurt chains from Josie’s Frozen Yogurt, LLC.

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

In October 2013, we acquired the franchise rights to eleven self-serve frozen yogurt cafés from Josie’s Frozen Yogurt, LLC (“Josie’s”).

As of August 31, 2013, we had 12 company-owned cafés and 68 franchised cafés.  Between September and October of 2013, we secured 10 additional franchised cafés for a total of 90 cafés in 26 different states.  Management is focusing its efforts on nurturing its relationship with the ALY, Yogurtini and Josie’s franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

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

Results of Operations

Three Months Ended August 31, 2013. For the three months ended August 31, 2013, company-owned U-Swirl cafés generated $1,253,473 in sales, net of discounts, as compared to sales of $712,513 for the comparable period in 2012, an increase of 76%.  The increase is due primarily to an increase in the number of company-owned locations - 12 for the 2013 period, as compared to 6 for the 2012 period.

Our 2013 café operating costs were $960,976 or 77% of net sales revenues, resulting in café operating profit of $292,497.  For 2012, our café operating costs were $499,730, or 70% of net sales revenues, resulting in café operating profit of $212,783.

For 2013, we generated franchise fee income of $33,361, royalty income of $248,774, rebate income of $121,357 and marketing fees of $35,495 as compared to franchise fee income of $45,000, royalty income of $89,073, rebate income of $42,405 and marketing fees of $0 in 2012.  During the three months ended August 31, 2013, we had 68 franchised cafés in operation for all or part of that period, as compared to 23 during 2012.

Marketing and advertising expenses were $54,245 for the 2013 period as compared to $25,584 for the 2012 period.  This increase is a result of an increased volume of print ads, radio advertising and store promotions offered during 2013 as well as the hiring of a full-time Franchise Business and Marketing Consultant and a full-time Marketing Coordinator.

For the three months ended August 31, 2013, general and administrative expense increased by $108,933 (38%) due to the compensation package offered to our non-employee directors, the hiring of a full-time Senior Vice President of Operations, as well as the retention of a consultant to facilitate the transition of our newly acquired franchisees and recent café openings.

Depreciation and amortization expense increased by $28,651 (37%), due to the inclusion of additional fixed assets purchased in connection with the acquisition of six additional company owned cafés in January 2013.

Primarily as a result of the increased revenues, we generated income from operations of $172,450 in 2013, as compared to a loss of $3,528 in 2012.

Interest expense increased by $12,599 for the 2013 period due to the $900,000 in promissory notes delivered to ALY in January 2013 as part of the consideration for the ALY frozen yogurt chain.  Interest accrues on those notes at the rate of 6% per annum, compounded annually.

As a result of the factors described above, we generated net income of $159,792 for the 2013 period, as compared to a net loss of $3,312 for the comparable 2012 period.

Six Months Ended August 31, 2013. For the six months ended August 31, 2013, company-owned U-Swirl cafés generated $2,631,722 in sales, net of discounts, as compared to sales of $1,390,072 for the comparable period in 2012, an increase of 89%.  The increase is due primarily to an increase in the number of company-owned locations - ranging from 12 to 14 for the 2013 period, as compared to 6 for the 2012 period.

Our 2013 café operating costs were $1,929,142 or 73% of net sales revenues, resulting in café operating profit of $702,580.  For 2012, our café operating costs were $967,475, or 70% of net sales revenues, resulting in café operating profit of $422,597.

For 2013, we generated franchise fee income of $48,361, royalty income of $440,780, rebate income of $210,938 and marketing fees of $78,065 as compared to franchise fee income of $75,000, royalty income of $158,075, rebate income of $68,249 and marketing fees of $0 in 2012.  During the six months ended August 31, 2013, we had 68 franchised cafés in operation for all or part of that period, as compared to 23 during 2012.

Marketing and advertising expenses were $88,754 for the 2013 period as compared to $38,639 for the 2012 period.  This increase is a result of an increased volume of print ads, radio advertising and store promotions offered during 2013 as well as the hiring of a full-time Franchise Business and Marketing Consultant and a full-time Marketing Coordinator.

For the six months ended August 31, 2013, general and administrative expense increased by $214,333 (35%) due to the compensation package offered to our non-employee directors, the hiring of a full-time Senior Vice President of Operations, as well as the retention of a consultant to facilitate the transition of our newly acquired franchisees and recent café openings.

Depreciation and amortization expense increased by $57,408 (37%), due to the inclusion of additional fixed assets purchased in connection with the acquisition of six additional company owned cafés in January 2013.

Primarily as a result of the increased revenues, we generated income from operations of $354,892 in 2013, as compared to a loss of $80,055 in 2012.

Interest expense increased by $26,850 for the 2013 period due to the $900,000 in promissory notes delivered to ALY in January 2013 as part of the consideration for the ALY frozen yogurt chain.  Interest accrues on those notes at the rate of 6% per annum, compounded annually.

As a result of the factors described above, we generated net income of $327,871 for the 2013 period, as compared to a net loss of $79,891 for the comparable 2012 period.

Liquidity and Financial Condition

At August 31, 2013, we had working capital of $408,814 and cash of $676,691.  At February 28, 2013, we had a working capital deficit of $61,045 and cash of $358,527.

For the six months ended August 31, 2013, we had net income of $327,871.  Operating activities provided cash of $311,914, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $210,948.  During the comparable 2012 period, we had a net loss of $79,891, and operating activities provided cash of $95,380.  The principal adjustment to reconcile the net loss to net cash provided by operating activities was depreciation and amortization of $153,540.

During 2013, investing activities used cash of $61,751, primarily due to $64,501 used for the purchase and installation of equipment necessary to convert two Company-owned cafés into co-branded RMCF and U-Swirl cafés.  These co-branded cafés opened in October 2013.  In comparison, investing activities provided cash of $3,897 during the 2012 period primarily due to the amortization of an expense incurred to secure our Green Valley Ranch Company-owned café.

Financing activities provided cash of $68,001, with $64,501 being proceeds of a construction loan from RMCF for the purchase and installation of equipment necessary to convert two Company-owned cafés into co-branded RMCF and U-Swirl cafés.  Interest accrues on those notes at the rate of 6% per annum, compounded annually and capitalized during the course of construction.  During the comparable 2012 period, we used $3,111 for payments on a capital lease obligation.

Accounts receivable increased from $113,681 at February 28, 2013 to $167,582 at August 31, 2013, as a direct result of the increase in rebate and royalty revenues.

The increase in prepaid expenses of $106,114 at August 31, 2013 reflects the timing of payment of prepaid rents, insurance premiums and professional fees.

Accounts payable, related party, decreased from $11,792 at February 28, 2013 to $0 at August 31, 2013, as amounts owed to RMCF for inventories and various operating expenses have been off-set by amounts due from RMCF.

At August 31, 2013 and February 28, 2013, we recorded a total of $287,889 and $326,500 of deferred revenue in connection with the development fees from area development agreements signed prior to those respective dates.  Of the total amount deferred, and as reflected on the balance sheets, an allocation has been made to a related party classification.  Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories.

Contractual Obligations

In January 2013, in connection with the Rocky Mountain Transaction, the Company purchased leasehold improvements, property and equipment for six Aspen Leaf Yogurt cafés from RMCF in exchange for $900,000 in notes payable.  Interest accrues on the unpaid principal balances of the notes at the rate of 6% per annum, compounded annually, and the notes require monthly payments of principal and interest over a five-year period beginning January 2014 in the case of the recourse notes and January 2015 in the case of the non-recourse notes.  Payment of the notes is secured by a security interest in the six Aspen Leaf Yogurt cafés acquired.

In July 2013, the Company executed promissory notes with RMCF for the purchase and installation of equipment necessary to convert two Company-owned cafés into co-branded RMCF and U-Swirl cafés.  Interest accrues on the notes at the rate of 6% per annum, compounded annually and capitalized during the course of construction.  The notes require monthly payments of principal and interest over a five-year period beginning in October 2013.  Payment of the notes is secured by a security interest in all of the equipment purchased with the proceeds of the notes.

The following table summarizes our obligations and commitments to make future payments for the periods specified as of August 31, 2013:

For the Fiscal Year Ended February 28 or 29:	Operating Leases	Notes Payable	Total

2014	$194,539	$10,976	$205,515
2015	205,413	166,890	372,303
2016	55,328	197,514	252,842
2017	44,961	209,386	254,347
2018	45,895	221,971	267,866
Thereafter	35,506	191,364	226,870
Total minimum payments	581,642	998,101	1,579,743
Less: current maturities	(344,375)	(70,872)	(415,247)

Long-term obligations	$237,267	$927,229	$1,164,496

Plan of Operations

The amounts set forth in the Contractual Obligations table, together with approximately $135,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations, which now include the ALY, Yogurtini, and Josie’s Frozen Yogurt chains.  Although we have historically experienced losses from operations, including recently, based on our current projections which assume a continued increase in revenues, we believe that the operation of our 12 company-owned cafés and revenues from franchise royalties and fees will provide sufficient cash to maintain our existing operations indefinitely.

For the current fiscal year ending February 2014, we anticipate significantly increased revenues from franchise royalties and fees with the inclusion of the ALY, Yogurtini and Josie’s chains.  We expect that our non-café operating expenses will increase over 2012 levels, as we do not anticipate achieving expected economy of scale savings until fiscal 2015 at the earliest.  RMCF has agreed to loan us up to $250,000 during each fiscal year to support our working capital needs.  Interest would accrue on this loan at the rate of 6% per annum and would be repaid no earlier than March 1, 2014 on terms to be negotiated with RMCF.

We will continue to look for expansion opportunities through acquisitions, as we believe that the self-serve frozen yogurt industry is fragmented with many small, undercapitalized chains whose owners lack the ability to expand or a viable exit strategy.  Such acquisitions may be completed using cash, shares of our stock, or a combination of both for the purchase consideration.  In those cases, it is possible that our shares may be valued at less than the then current trading price for the stock.

While we have experienced profitable quarters for the six months ended August 31, 2013, we note that we are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations.  Historically, the strongest sales of frozen yogurt have occurred in spring and summer months and our weakest sales have occurred during the winter months.  Accordingly, based on our current operations, we do not anticipate profitable operations for the next two fiscal quarters.  Our new co-branded locations represent our efforts to address the seasonal fluctuations in sales, as demand for gourmet chocolate products is stronger during the fall, winter and spring seasons.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We did not incur significant charges to cost of sales for spoilage during the periods ended August 31, 2013 and February 28, 2013.

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

In July 2013, a former director exercised options to purchase 12,500 shares of common stock at $0.28 per share.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as this person was deemed to be sophisticated with respect to the investment in the securities due to his financial condition and involvement in our business and had access to the kind of information which registration would disclose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(3)
4.1	Form of common stock certificate (4)
4.2	Form of Class C warrant (included in Exhibit 4.3)
4.3	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.4	Form of Representative’s Purchase Warrants (6)
4.5	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
10.1	2007 Stock Option Plan, as amended (2)
10.2	2011 Stock Option Plan (3)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)

Regulation S-K Number	Exhibit
10.9	Form of Employment Agreement between U-Swirl, Inc. and its executive officers (1)
10.10	Form of Restricted Stock Agreement (included in Exhibit 10.9)
10.11	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
10.12	Secured Promissory Notes dated July 16, 2013 to Rocky Mountain Chocolate Factory, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended August 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

U-SWIRL, Inc.

October 15, 2013	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Officer