Form 10-Q/A
period 2013-08-31
U-SWIRL, INC.
filed 2013-10-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [x] No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,164,588 shares of Common Stock, $0.001 par value, as of October 11, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s  Quarterly  Report on Form 10-Q for the quarterly period ended August 31, 2013, filed with the Securities and Exchange Commission on October 15, 2013 (the “Form 10-Q”),  is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q  continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(3)
4.1	Form of common stock certificate (4)
4.2	Form of Class C warrant (included in Exhibit 4.3)
4.3	Form of 2010 Warrant Agreement between the Registrant and Computershare Trust Company, N.A. (5)
4.4	Form of Representative’s Purchase Warrants (6)
4.5	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
10.1	2007 Stock Option Plan, as amended (2)
10.2	2011 Stock Option Plan (3)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.9	Form of Employment Agreement between U-Swirl, Inc. and its executive officers (1)
10.10	Form of Restricted Stock Agreement (included in Exhibit 10.9)
10.11	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
10.12	Secured Promissory Notes dated July 16, 2013 to Rocky Mountain Chocolate Factory, Inc. (8)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended August 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

___________________
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
(8)  Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-Q, file number 0-53130, for the quarter ended August 31, 2013, filed October 15, 2013.

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