Form 10-Q
period 2013-11-30
U-SWIRL, INC.
filed 2014-01-21
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,307,776 shares of Common Stock, $0.001 par value, as of January 20, 2014

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2013	February 28, 2013
ASSETS	Unaudited

Current assets
Cash	$556,053	$358,527
Accounts receivable, net	182,758	113,681
Accounts receivable, related party	10,629	8,597
Inventory	75,307	98,511
Prepaid expenses	131,383	24,592
Total current assets	956,130	603,908

Leasehold improvements, property and equipment, net	1,901,317	2,235,716

Other assets
Deposits	39,452	39,086
Franchise rights	800,000	800,000
Other assets	34,576	39,153
Total other assets	874,028	878,239

Total assets	$3,731,475	$3,717,863

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$604,633	$653,161
Accounts payable, related party	145,325	11,792
Current portion of long-term debt, related party	107,168	-
Total current liabilities	857,126	664,953

Deferred rent	75,931	126,792
Deferred revenue	286,389	296,500
Deferred revenue, related party	30,000	30,000
Notes payable, related party	541,743	906,579
Total liabilities	1,791,189	2,024,824

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 15,189,588 and 14,402,088 shares issued
and outstanding, respectively	15,190	14,402
Common stock payable	106	750
Prepaid equity-based compensation	(79,864)	(94,399)
Additional paid-in capital	9,144,424	9,042,111
Accumulated deficit	(7,139,570)	(7,269,825)
Total stockholders' equity	$1,940,286	$1,693,039

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012

Revenues
Cafe sales, net of discounts	$742,377	$487,216	$3,374,099	$1,877,288
Franchise royalties and fees	297,121	118,493	1,075,265	419,817
Total revenues	1,039,498	605,709	4,449,364	2,297,105

Cafe operating costs
Food, beverage and packaging costs	277,008	164,775	1,106,674	608,960
Labor and related expenses	256,127	129,950	874,976	426,237
Occupancy and related expenses	202,777	116,352	683,404	343,355
Marketing and advertising	73,511	18,610	162,265	57,249
General and administrative	372,740	245,113	1,198,870	856,910
Depreciation and amortization	61,318	77,574	272,266	231,114
Total costs and expenses	1,243,481	752,374	4,298,455	2,523,825
Income (loss) from operations	(203,983)	(146,665)	150,909	(226,720)

Interest income	-	439	-	774
Interest expense	6,367	(555)	(20,654)	(726)

Income (loss) from continuing operations before income taxes	(197,616)	(146,781)	130,255	(226,672)
Provision for income taxes	-	-	-	-
Net income (loss)	$(197,616)	$(146,781)	$130,255	$(226,672)

Net earnings (loss) per common share, basic and diluted	$(0.01)	$(0.03)	$0.01	$(0.05)

Weighted average common shares outstanding,
basic and diluted	15,393,297	4,966,990	14,730,088	4,933,796

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended
	November 30, 2013	November 30, 2012

Cash flows from operating activities:
Net income (loss)	$130,255	$(226,672)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	317,021	231,114
Loss on disposition of café assets	355,245	-
Gain on retirement of non-recourse debt, related party	(420,991)	-
Accrued interest on notes payable, related party	41,645	-
Amortization of prepaid stock-based compensation	14,535	-
Issuance of common stock as compensation	-	23,100
Amortization of stock-based compensation	38,977	87,557
Changes in operating assets and liabilities:
Accounts receivable, net	(69,077)	55,953
Inventory	23,204	10,127
Prepaid expenses	(106,791)	(3,169)
Deposits	(366)	(70,470)
Accounts payable and accrued liabilities	(48,528)	34,446
Accounts payable, related party	133,533	-
Deferred rent	(50,861)	(62,821)
Deferred revenue	(10,111)	(95,000)
Net cash provided by operating activities	347,690	(15,835)

Cash flows from investing activities:
Accounts receivable, related party	(2,032)	(2,311)
Purchases of property and equipment	(337,867)	(6,406)
Decrease in other assets	4,577	4,576
Net cash (used in) provided by investing activities	(335,322)	(4,141)

Cash flows from financing activities:
Payments on capital lease obligation	-	(3,650)
Proceeds from notes payable, related party	126,170	-
Repayments on notes payable, related party	(4,492)	-
Proceeds from issuance of common stock	63,480	-
Net cash provided by (used in) financing activities	185,158	(3,650)

Net change in cash	197,526	(23,626)

Cash, beginning of period	358,527	215,136

Cash, end of period	$556,053	$191,510

Supplemental disclosure of cash flow information:
Interest paid	$118	$726
Income tax paid	$-	$-
Disposition of café assets in connection with café closings	$400,000	$-
Forgiveness of non-recourse debt in connection with café closings	$(400,000)	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
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

As a result of the change in control occurring in connection with the aforementioned transactions, the Company has been deemed to have been acquired by RMCF. Following the Rocky Mountain Transaction, the Company retained a significant minority interest of the issued and outstanding common stock. Due to the significant minority interest, the fair value increments and decrements have not been included in the accompanying financial statements. As the accounting acquirer, RMCF will consolidate the Company’s results of operations in its financial statements.

In October 2013, the Company acquired the franchise rights to nine self-serve frozen yogurt cafés and license agreements to two self-serve frozen yogurt cafés from Josie’s Frozen Yogurt, LLC.  Subsequent to closing the transaction, a Josie's franchisee closed one café.  In November 2013, the Company closed four of its under-performing company-owned Aspen Leaf Yogurt cafés.  As of November 30, 2013 the Company had the following locations:

	Number of locations
	U-Swirl	Aspen Leaf	Josie’s	Yogurtini	Total
Company-owned cafés	6	2	-	-	8
Franchised cafés	31	9	10	27	77
Total	37	11	10	27	85

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended November 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at November 30, 2013 or February 28, 2013.

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

Inventory - Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company did not incur significant charges to cost of sales for spoilage during the periods ended November 30, 2013 and February 28, 2013.

Prepaid Expenses - Prepaid expenses include costs incurred for prepaid rents, insurance, professional fees and deferred offering costs.  The Company capitalizes certain costs associated with the offering of its stock and adjusts the deferred cost to offset offering proceeds upon closing of the offering or expenses the costs upon abandonment of the offering.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

Company-owned cafés currently under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to the appropriate asset group. As of November 30, 2013 and February 28, 2013, the Company did not have any construction-in-process.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of leasehold improvements, property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.  Based on its evaluation, the Company has determined that no impairment exists as of November 30, 2013.

Deposits - Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Franchise Rights - The Company tests franchise rights for impairment annually, and more frequently if impairment indicators are present. Recoverability of the franchise rights is evaluated through comparison of the fair value of each of its reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its franchise rights, an impairment loss is recognized. Based on its evaluation, the Company has determined that no impairment exists as of November 30, 2013.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

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

Based on its evaluation, the Company does not believe it will not have an income tax liability as of the end of its current fiscal year.

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

3.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at November 30, 2013 and February 28, 2013:

	November 30, 2013	February 28, 2013
Accounts receivable	$252,758	$153,681
Allowance for doubtful accounts	(70,000)	(40,000)
Accounts receivable, net	$182,758	$113,681

Accounts receivable, related party	$10,629	$8,597

4.           INVENTORY

As of November 30, 2013 and February 28, 2013, inventory consisted of the following:

	November 30, 2013	February 28, 2013
Food and beverages	$45,461	$71,026
Paper products	29,846	27,485
Inventory	$75,307	$98,511

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

5.           LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of November 30, 2013 and February 28, 2013:

	November 30, 2013	February 28, 2013
Café equipment	$1,231,854	$1,176,845
Signage	112,395	112,395
Furniture and fixtures	230,026	308,698
Computer equipment	126,896	151,563
Vehicles	30,342	30,342
Leasehold improvements	1,559,477	1,578,757
	3,290,990	3,358,600
Less: accumulated depreciation	(1,389,673)	(1,122,884)
Leasehold improvements, property and equipment, net	$1,901,317	$2,235,716

6.           DEFERRED REVENUE

The Company deferred franchise fee and area development agreement fee income of $316,389 and $326,500 as of November 30, 2013 and February 28, 2013, respectively.  Of the total amount deferred, and as reflected on the balance sheets, an allocation has been made to a related party classification.  See Note 13.

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

In November 2013, the Company closed four of its under-performing company-owned Aspen Leaf Yogurt cafés and wrote off $400,000 in non-recourse notes payable together with accrued interest of $20,991.  See also Note 14.

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

As of November 30, 2013, notes payable due to RMCF consisted of the following:

	Principal	Accrued Interest	Total

Full-recourse, secured, due 12/14/18	$500,000	$26,239	$526,239
Construction loans, secured, due 9/15/18	120,927	1,745	122,672
Balance	620,927	27,984	648,911
Less: current maturities	(107,168)	-	(107,168)
Long-term obligations	$513,759	$27,984	$541,743

The following table summarizes our note payable obligations and related accrued interest as of November 30, 2013:

For the Fiscal Year Ended February 28 or 29:	Amount

2014	$19,829
2015	117,315
2016	124,392
2017	131,897
2018	139,854
Thereafter	115,624
Total minimum payments	648,911
Less: current maturities	(107,168)

Long-term obligations	$541,743

8.           FRANCHISE ROYALTIES AND FEES

During the nine months ended November 30, 2013 and 2012, the Company recognized the following franchise royalties and fees:

	November 30, 2013	November 30, 2012
Royalty income	$603,167	$222,297
Franchise fee income	53,111	95,000
Rebate income from purveyors that supply products to franchisees	317,610	102,520
Marketing fees	101,377	-
Franchise royalties and fees	$1,075,265	$419,817

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

9.           OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the nine months ended November 30, 2013 and 2012:

	November 30, 2013	November 30, 2012
Rent	$464,425	$240,933
Real estate taxes, insurance and CAM fees	108,156	39,080
Utilities	110,823	63,342
Occupancy and related expenses	$683,404	$343,355

10.           STOCKHOLDERS’ EQUITY

In August 2013, the Company issued 750,000 shares of common stock previously recorded to common stock payable.

During the nine months ended November 30, 2013, the Company issued 37,500 shares of common stock pursuant to the exercise of common stock options for total gross proceeds of $12,750.

In November 2013, a warrant-holder exercised warrants into 105,688 shares of the Company’s common stock for total gross proceeds of $50,730.  As of November 30, 2013 those shares had not been issued and have been recorded to common stock payable.

The following is a summary of the Company’s non-vested restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period

Outstanding - December 31, 2012	-	$-	-
Granted	759,999	0.1275	5.00 years
Vested	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - February 28, 2013	759,999	0.1275	4.88 years
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding - November 30, 2013	759,999	$0.1275	4.12 years

During the nine months ended November 30, 2013 and 2012, the Company expensed $14,535 and $0 related to restricted common stock grants, respectively.

11.	STOCK OPTIONS

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	962,000	0.36	3.58 years	-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - February 28, 2013	962,000	$0.36	3.41 years	$34,830
Granted	-	-
Exercised	(37,500)	0.34
Forfeited/Cancelled	(25,000)	0.28
Outstanding - November 30, 2013	899,500	$0.36	2.55 years	$425,850
Exercisable – November 30, 2013	899,500	$0.36	2.55 years	$418,975

During the nine months ended November 30, 2013 and 2012, the Company expensed $38,977 and $87,557 related to stock option grants, respectively.

12.           WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	5,111,500	5.31	1.45 years	$18,000
Granted	9,110,250	4.61
Exercised	-	-
Forfeited/Cancelled	(150,000)	6.12
Outstanding - February 28, 2013	14,071,750	$4.61	1.32 years	$52,245
Granted	-	-
Exercised	(105,688)	-
Forfeited/Cancelled	(7,691,250)	8.44
Outstanding - November 30, 2013	6,274,812	$0.60	2.11 years	$1,799,775
Exercisable - November 30, 2013	2,189,782	$0.65	1.90 years	$532,299

During the nine months ended November 30, 2013 and 2012, the Company expensed $0 and $0 related to stock warrants issued, respectively.

13.           RELATED PARTY TRANSACTIONS

The Company was owed $10,629 and $8,597 as of November 30, 2013 and February 28, 2013, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer.  The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
UNAUDITED

As of November 30, 2013 and February 28, 2013, the Company owed $145,325 and $11,792 to RMCF for inventories, restaurant equipment and various operating expenses, respectively.  See also Note 7, Notes Payable, Related Party.

As of November 30, 2013 and February 28, 2013, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

14.           COMPANY-OWNED STORE CLOSURES

In November 2013 the Company closed four under-performing company-owned Aspen Leaf Yogurt cafés.  The operation of these locations was transferred to the Company in January 2013 in connection with the Rocky Mountain Transaction.

The Company acquired the assets associated with these locations in exchange for $400,000 in non-recourse notes payable.  Prior to the closing of these locations the Company had recorded $420,991 in notes payable and accrued interest.  See also Note 7.

Consistent with the non-recourse note agreements, the Company returned the assets underlying the notes to RMCF, the note holder.  The Company subsequently entered into an agreement to purchase certain assets salvaged from these closed locations.  The Company has agreed to pay $177,500 to RMCF for the assets salvaged from these locations and believes that this approximates the predecessor cost of these assets.

The closure of these locations resulted in the following accounting treatment:

Reduction in property and equipment	$400,000
Reduction in depreciation expense	44,755
Reduction in notes payable, related party	400,000
Reduction in interest expense	20,991
Increase in equipment not in service	177,500
Increase in accounts payable, related party	177,500

15.           SUBSEQUENT EVENTS

In January 2014, the Company issued 105,688 shares of common stock previously recorded to common stock payable and a warrant to purchase up to 105,688 shares of restricted common at $0.60 per share and expiring in October 2015.

In January 2014, the Company issued 12,500 shares of common stock pursuant to the exercise of common stock options for total gross proceeds of $3,500.

In January 2014, the Company acquired the business assets of two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés.  CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of the Company’s common stock.  Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of the Company’s common stock.  RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of the Company’s assets.

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

In October 2013, we acquired the franchise rights to nine self-serve frozen yogurt cafés, and license agreements to two self-serve frozen yogurt cafés from Josie’s Frozen Yogurt, LLC (“Josie’s”).

As of November 30, 2013, we had 8 company-owned cafés and 77 franchised cafés in 26 different states.  Management is focusing its efforts on nurturing its relationship with the ALY, Yogurtini and Josie’s franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements.  Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

In addition, we have recently launched the offering of U-Swirl-n-Go Store franchises, which are limited-product stores within non-traditional locations, such as convenience stores, airports, hotels and other mass gathering areas.  The initial investment for these franchises is substantially less and flat royalty fees, instead of fees based on a percentage of revenues, are charged.  We currently anticipate that the first U-Swirl-n-Go location will be opened in mid-2014.

Since we are now a subsidiary of RMCF, we changed our fiscal year-end to that of RMCF, which is the last day of February.  We filed a transition report for the two months ended February 28, 2013.

Results of Operations

Three Months Ended November 30, 2013. For the three months ended November 30, 2013, company-owned U-Swirl cafés generated $742,377 in sales, net of discounts, as compared to sales of $487,216 for the comparable period in 2012, an increase of 52%.  The increase is due primarily to an increase in the number of company-owned locations - ranging from 8 to 12 for the 2013 period, as compared to 6 for the 2012 period.

Our 2013 café operating costs were $735,912 or 99% of net sales revenues, resulting in café operating profit of $6,465.  For 2012, our café operating costs were $411,077, or 84% of net sales revenues, resulting in café operating profit of $76,139.  During this period, several company-owned cafés experienced lower than expected sales while still incurring indirect labor, occupancy and related expenses.  As a result, in November 2013, we closed four under-performing Aspen Leaf Yogurt cafés.

For 2013, we generated franchise fee income of $4,750, royalty income of $162,387, rebate income of $106,672 and marketing fees of $23,312 (a total of $297,121) as compared to franchise fee income of $20,000, royalty income of $64,221, rebate income of $34,272 and marketing fees of $0 (a total of $118,493) in 2012.  During the three months ended November 30, 2013, we had 77 franchised cafés in operation for all or part of that period, as compared to 24 during 2012.

Marketing and advertising expenses were $73,511 for the 2013 period as compared to $18,610 for the 2012 period.  This increase is a result of an increased volume of print ads, radio advertising and store promotions offered during 2013 as well as the hiring of a full-time Marketing Consultant and a full-time Marketing Coordinator.

For the three months ended November 30, 2013, general and administrative expense increased by $127,627 (52%) due to additional labor allocated to operations support and one-time expenses related to the acquisition of the Josie’s franchise system, as well as additional expenses required to close four corporate Aspen Leaf stores.  Expenses included travel, severance, loss of inventory and equipment moving costs.

Depreciation and amortization expense decreased by $16,256 (21%), due to the reduction in fixed assets associated with the closure of four under-performing Aspen Leaf Yogurt cafés in November 2013.

Despite the increased revenues, we generated an increased loss from operations of $203,983 in 2013, as compared to a loss of $146,665 in 2012 due to the increased expenses, as described above.

We delivered $900,000 in promissory notes to ALY in January 2013 as part of the consideration for the ALY frozen yogurt chain.  Interest accrues on these notes at the rate of 6% per annum, compounded annually.  In connection with the closure of four under-performing locations, $400,000 of these notes were written off, together with accrued interest of $20,991 in November 2013, Accordingly, for the three months ended November 30, 2013, we recorded interest expense of $14,624, offset by the removal of $20,991 in accumulated interest on the $400,000 in notes that were written off, resulting in a credit to interest expense of $6,367.  For the comparable three-month period in 2012, we incurred interest expense of $555.

As a result of the factors described above, we generated a net loss of $197,616 for the 2013 period, as compared to a net loss of $146,781 for the comparable 2012 period.

Nine Months Ended November 30, 2013. For the nine months ended November 30, 2013, company-owned U-Swirl cafés generated $3,374,099 in sales, net of discounts, as compared to sales of $1,877,288 for the comparable period in 2012, an increase of 80%.  The increase is due primarily to an increase in the number of company-owned locations - ranging from 8 to 14 for the 2013 period, as compared to 6 for the 2012 period.

Our 2013 café operating costs were $2,665,054 or 79% of net sales revenues, resulting in café operating profit of $709,045.  For 2012, our café operating costs were $1,378,552, or 73% of net sales revenues, resulting in café operating profit of $498,736.  During this period, several company-owned cafés experienced lower than expected sales while still incurring indirect labor, occupancy and related expenses.  As a result, in November 2013, we closed four under-performing Aspen Leaf Yogurt cafés.

For 2013, we generated franchise fee income of $53,111, royalty income of $603,167, rebate income of $317,610 and marketing fees of $101,377 (a total of $1,075,265) as compared to franchise fee income of $95,000, royalty income of $222,297, rebate income of $102,520 and marketing fees of $0 (a total of $419,817) in 2012.  During the nine months ended November 30, 2013, we had 77 franchised cafés in operation for all or part of that period, as compared to 24 during 2012.

Marketing and advertising expenses were $162,265 for the 2013 period as compared to $57,249 for the 2012 period.  This increase is a result of an increased volume of print ads, radio advertising and store promotions offered during 2013 as well as the hiring of a full-time Marketing Consultant and a full-time Marketing Coordinator.

For the nine months ended November 30, 2013, general and administrative expense increased by $341,960 (40%) due to hiring two additional full time Franchise support personnel, as well as one-time costs associated with integration of Yogurtini, Aspen Leaf, and the purchase and integration of Josie’s franchise systems.

Depreciation and amortization expense increased by $41,152 (18%), due to the inclusion of additional fixed assets purchased in connection with the acquisition of additional company-owned cafés in January 2013 in the transaction with RMCF, offset by the reduction in fixed assets associated with the closure of four under-performing Aspen Leaf Yogurt cafés in November 2013.

Primarily as a result of the increased revenues, we generated income from operations of $150,909 in 2013, as compared to a loss of $226,720 in 2012.

Interest expense increased by $19,928 for the 2013 period due to the $900,000 in promissory notes delivered to ALY in January 2013 as part of the consideration for the ALY frozen yogurt chain.    While $400,000 of these notes were written off, together with accrued interest of $20,991 in November 2013, interest accrued on those notes at the rate of 6% per annum, compounded annually, for most of the period.

As a result of the factors described above, we generated net income of $130,255 for the 2013 period, as compared to a net loss of $226,672 for the comparable 2012 period.

Liquidity and Financial Condition

At November 30, 2013, we had working capital of $99,004 and cash of $556,053.  At February 28, 2013, we had a working capital deficit of $61,045 and cash of $358,527.

For the nine months ended November 30, 2013, we had net income of $130,255.  Operating activities provided cash of $347,690, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $272,266.  During the comparable 2012 period, we had a net loss of $226,672, and operating activities used cash of $15,835.  The principal adjustment to reconcile the net loss to net cash provided by operating activities was depreciation and amortization of $231,114.

During 2013, investing activities used cash of $335,322, primarily due to purchases of equipment totaling $337,867.  This includes the purchase and installation of equipment necessary to convert two company-owned cafés into co-branded RMCF and U-Swirl cafés.  These co-branded cafés opened in October 2013.  In November 2013, we also entered into an agreement with RMCF to purchase certain assets salvaged from the closed company-owned ALY cafés.  In comparison, investing activities used cash of $4,141 during the 2012 period primarily due to the purchase of a company vehicle in October 2012.

Financing activities provided cash of $185,158 in 2013, with $126,170 being proceeds of a construction loan from RMCF for the purchase and installation of equipment necessary to convert two company-owned cafés into co-branded RMCF and U-Swirl cafés.  Interest accrues on those notes at the rate of 6% per annum, compounded annually and capitalized during the course of construction.  We also received $63,480 from the exercise of stock options and warrants.  During the comparable 2012 period, we used $3,650 for payments on a capital lease obligation.

Accounts receivable increased from $113,681 at February 28, 2013 to $182,758 at November 30, 2013, as a direct result of the increase in rebate and royalty revenues.  We increased our allowance for doubtful accounts from $40,000 at February 28, 2013 to $70,000 at November 30, 2013 to reflect the increase in the exposure to losses based on the increase in our franchise base and related receivables.

 The increase in prepaid expenses to $131,383 at November 30, 2013 from $24,592 at February 28, 2013 reflects the timing of payment of prepaid rents, insurance premiums and professional fees.

Accounts payable, related party, increased from $11,792 at February 28, 2013 to $145,325 at November 30, 2013 due to an agreement with RMCF to purchase certain assets salvaged from the four under-performing Aspen Leaf Yogurt cafés that we closed in November 2013.

At November 30, 2013 and February 28, 2013, we recorded a total of $316,389 and $326,500 of deferred revenue, respectively, in connection with the development fees from area development agreements signed prior to those respective dates.  Of the total amount deferred, and as reflected on the balance sheets, an allocation has been made to a related party classification.  Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories and other criteria listed in Note 2 in the financial statements.

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

In November 2013, we closed four of our company-owned Aspen Leaf cafés and wrote off $400,000 in non-recourse notes payable together with accrued interest of $20,991.  These four cafés were under-performing at the time of their purchase in the Rocky Mountain Transaction and thus were purchased with non-recourse notes.  We entered into an agreement to purchase certain assets salvaged from these closed locations for $177,500 from RMCF, with the goal of deploying these assets in locations which will be profitable.

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

The following table summarizes our obligations and commitments to make future payments for the periods specified as of November 30, 2013:

For the Fiscal Year Ended February 28 or 29:	Operating Leases	Notes Payable	Total

2014	$99,675	$19,829	$119,504
2015	205,413	117,315	322,728
2016	55,329	124,392	179,721
2017	44,961	131,897	176,858
2018	45,894	139,854	185,748
Thereafter	35,506	115,624	151,130
Total minimum payments	486,778	648,911	1,135,689
Less: current maturities	(277,300)	(107,168)	(384,468)

Long-term obligations	$209,478	$541,743	$751,221

Plan of Operations

The amounts set forth in the Contractual Obligations table, together with approximately $135,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations, which now include the ALY, Yogurtini, and Josie’s Frozen Yogurt chains.  Although we have historically experienced losses from operations, including recently, based on our current projections which assume a continued increase in revenues, we believe that the operation of our eight company-owned cafés and revenues from franchise royalties and fees will provide sufficient cash to maintain our existing operations indefinitely.

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

In January 2014, we acquired the business assets of two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés.  CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of our common stock.  Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of our common stock.  RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of our assets.

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

While we have experienced profitable quarters for the six months ended August 31, 2013, we note that we are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations.  Historically, the strongest sales of frozen yogurt have occurred in spring and summer months and our weakest sales have occurred during the winter months.  Accordingly, we incurred a net loss of $197,616 for the quarter ended November 30, 2013 and we do not anticipate profitable operations for the quarter ending February 28, 2014.  Our new co-branded locations represent our efforts to address the seasonal fluctuations in sales, as demand for gourmet chocolate products is stronger during the fall, winter and spring seasons.

Summary of Significant Accounting Policies

Inventories.  Inventories consisting of food, beverages and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  We did not incur significant charges to cost of sales for spoilage during the periods ended November 30, 2013 and February 28, 2013.

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

When computing fair value, we have considered the following variables:

•	The expected option term is computed using the “simplified” method.

•	The expected volatility is based on the historical volatility of our common stock based on the daily quoted closing trading prices.

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

•	We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future.

•	The forfeiture rate is based on the historical forfeiture rate for our unvested stock options.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended November 30, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

_______________
(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed January18, 2013.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 26, 2011.
(4)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed August 18, 2010.
(6)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-164096, filed October 20, 2010.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2012, filed March 29, 2013.
(8)	Incorporated by reference to the exhibits to the registrant’s quarter report on Form 10-Q for the quarter ended August 31, 2013, file number 0-53130, filed October 15, 2013.

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

U-SWIRL, INC.

January 21, 2014	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Oficer