Form 10-K
period 2014-02-28
U-SWIRL, INC.
filed 2014-06-13
CIK 1355304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☑No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $10,659,138 as of August 31, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  17,815,484 shares of common stock as of May 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
ENDED FEBRUARY 28, 2014

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

In January 2013, we entered into agreements to acquire Aspen Leaf Yogurt (“ALY”) café assets, consisting of leasehold improvements, property and equipment, for six Aspen Leaf Yogurt cafés and the franchise rights to ALY and Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. (“RMCF”) in exchange for a 60% controlling ownership interest in our company, a warrant that allows RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised, and promissory notes in the aggregate amount of $900,000 (the “RMCF Transaction”).

In March 2013, we opened two additional cafés in Reno, Nevada which were previously owned and operated by a U-Swirl franchisee.  In July 2013, we transferred the two company-owned Reno cafés to an existing franchisee from New Mexico and executed a new area development agreement covering all three cafés operated by this franchisee.

In October 2013, we acquired the assets of the Josie’s Self-Serve Frozen Yogurt system (“Josie’s”) from OnLincoln, LLC and Josie’s of Nevada, LLC.  There are currently eleven Josie’s cafés in operation.

In January 2014, we acquired the business assets of two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés.  CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of our common stock.  Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of our common stock.  We also acquired the business assets of another operator and franchisor of self-serve frozen yogurt cafés, Fuzzy Peach Franchising, LLC, in February 2014, thereby adding 17 cafés.  We paid $481,000 at closing, plus an earnout, based upon royalty income generated by Fuzzy Peach cafés over the next twelve months, that could increase the purchase price by up to another $349,000.  RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of our assets.

The following table provides summary detail regarding our locations as of February 28, 2014, 13 of which were company-owned:

State/Province/ Foreign Country	Number of locations
	U-Swirl	Aspen Leaf	Yogurtini	Josie’s	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Arizona	5		5	2				12
Arkansas					3			3
California	1							1
Colorado		4	3		1			8
Connecticut					5			5
Florida			2		2			4
Georgia			1		2	21		24
Idaho	3	2						5
Illinois		1			7	2		10
Indiana				1	2			3
Iowa		1			11			12
Kansas			2		4			6
Kentucky					1	1		2
Michigan					1			1
Minnesota					33			33
Mississippi	2							2
Missouri		1	8		3			12
Montana	2				2			4
Nebraska			1		4			5
Nevada	9			2				11
New Jersey			1					1
New Mexico	2	1			1			4
New York			1					1
North Carolina					4		14	18
North Dakota					9			9
Ohio	1			1	1			3
Oklahoma					17			17
Pennsylvania	1					1		2
South Carolina			1	1			2	4
South Dakota					9			9
Tennessee	2					1		3
Texas	5	1		2	6		1	15
Utah	2				5			7
Virginia			2	1				3
Washington	1		1					2
Wisconsin					19			19
Wyoming					1			1
Canada					2			2
Pakistan					1			1
Turkey					1			1
Total	36	11	28	10	157	26	17	285

We are currently maintaining all seven franchise systems and providing marketing and franchise support to all existing U-Swirl, ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach franchisees.  We are in the process of nurturing our relationship with each of our franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

We have already been able to secure price reductions from various vendors as well as increase support for the franchisees that were under-performing.  Going forward we see value in one cohesive brand and will work to that end.  Currently we have decided to renew franchise disclosure documents of U-Swirl, Yogurtini, and CherryBerry for expansion of new locations.  We do, however, expect to open cafés of acquired brands already under franchise agreement, but not yet opened under those acquired brands.

Pursuant to the terms of acquisition, the former owners of Yogurtini and Fuzzy Peach have the right to earn additional compensation based on a formula of total royalty income generated from their respective locations open for more than a year that exceeds a specific threshold.  This provides the former owners with a financial incentive to sell and open additional locations.  While the number of Yogurtini and Fuzzy Peach branded locations may increase as a result, we intend to incentivize all prospective franchisees from any brand to open as U-Swirl branded frozen yogurt café. The former owners of Yogurtini were paid $472,398 as additional compensation under this arrangement for the fiscal year ended February 28, 2014.

Our long-term strategy is to expand the operation to critical mass and then operate as one brand.    The incentives we put in place are both economic incentives for franchisees as well as offering the opportunity to co-brand with Rocky Mountain Chocolate Factory.  This co-branding will be available only with brands in the U-Swirl franchise system.

In March 2014, our wholly-owned subsidiary, Moxie Consumer Products, LLC, a Nevada limited liability company (“Moxie”), acquired the business assets of Moxie USA, LLC, which distributed beverage and gummies products, for an earnout of up to a total of 250,000 shares of our common stock (the “Moxie Acquisition”).  Moxie currently distributes beverage and gummies products in 15 states.  Our goal is to utilize Moxie Consumer Products as a more efficient way to provide complementary products such as beverages and gummies, which are sold as toppings, to franchisees as well as other retail clients.

Industry Background

We believe that U-Swirl offers two distinct market opportunities.  The first opportunity lies with the increasing awareness among consumers of the connection between diet and good health, as evidenced by the current focus on childhood obesity by Michelle Obama and recent initiatives to improve school lunch programs.  We believe that as a result, demand for high-quality healthy foods, in particular healthy fast foods, is increasing and that our U-Swirl cafés will be able to take advantage of this growing demand for healthy food by focusing on foods with lower-fat, higher nutritional content and wholesome, natural food ingredients.  The second opportunity lies with the demographic more interested in an indulgent experience, which may be provided by U-Swirl and/or all its brands through co-branding with RMCF.

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

•	Orange Leaf Frozen Yogurt – approximately 230 locations in the United States and Australia

•	Yogurtland – over 200 locations in the United States, Guam, Mexico, Venezuela and Australia

•	Sweet Frog – over 300 locations in the United States and abroad.

Several of these competitors have significant competitive advantages over the Company in terms of operating histories, number of locations in operation, number of franchisees and area developers, capital and human and other resources.  There are also numerous retail outlets offering self-serve frozen yogurt that are independently owned and operated.  We compete not only for customers, but also for management and hourly personnel, suitable real estate sites, investment capital and qualified franchisees.  We also compete against frozen yogurt retailers that are not self-serve models.

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

We have designed U-Swirl cafés to be distinguishable from other frozen yogurt retail outlets and attractive to customers by offering the following:

•	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;

•	spacious surroundings of 1,800 to 3,000 square feet;

•	16 to 20 flavors of frozen yogurt;

•	up to 70 toppings;

•	self-serve format allowing guests to create their own favorite snack; and

•	co-branding opportunities with RMCF.

Management believes that these characteristics may provide us with the ability to compete successfully in this industry.  While we continue to pursue locations described above we recognize that our acquisition strategy may lead us to purchase competitors with diverse layouts.

The trade dress of the Aspen Leaf, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach locations are similar to that of U-Swirl, although their locations use different color schemes and are typically smaller than the U-Swirl cafés.

Growth Strategy / Acquisition Strategy

Our growth strategy is to maximize our market share and market penetration through the acquisition of additional self-serve yogurt systems, as well as the acquisition of complementary businesses which may provide economies of scale and vertical integration. Although we believe there are still many geographic opportunities for growth, we feel the self-serve frozen yogurt market has reached a saturation point.  In many parts of the country the consolidation of the industry has begun.  We believe this consolidation can prove beneficial to us in a number of ways, and we will concentrate a significant amount of our efforts towards the acquisition of additional franchisors of self-serve frozen yogurt.  In addition to the acquisition of self-serve frozen yogurt franchisors we see benefits in complementary businesses which provide us with the opportunity for vertical integration, such as the Moxie Acquisition.  Those opportunities lie in owning specific products which may be sold in our cafés, as well as securing proprietary technology for use by franchisees.  We see this as a possibility of adding new revenue streams while expanding into other markets in an efficient and lower risk model.

We also intend to grow organically by expanding the number of locations under construction through continued development of the growing franchise base.  We intend to incentivize through co-branding with proprietary concepts, and capitalize on synergistic opportunities for joint-venture cafés.  We intend to leverage the RMCF relationship, utilizing its experience in logistics, franchising, and international markets to expand market share.   We intend to pursue relationships for non-traditional locations through the development of U-Swirl-n-Go.  We also intend to differentiate ourselves by launching our e-commerce gift card site, ecarddeal.com, for the purpose of reaching loyal customers on their mobile devices and before they make a decision on where to purchase frozen yogurt.  Based on an analysis of population statistics, we believe that an estimated 3,000 U-Swirl franchised cafés could be operated in the United States and abroad.  These estimates are based on a variety of factors including total population, population density, drive-time and other factors related to consumer convenience, consumer demand, local market competition and other relevant factors.  In addition, we believe that foreign markets represent expansion opportunities as well.

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

With 13 company-owned cafés and 272 franchised cafés in operation, we now identify qualified candidates through referrals from other franchisees, inquiries on our web site, as well as through two web portals for franchise leads, and customers of U-Swirl, Aspen Leaf, Yogurtini, Josie’s, CherryBerry and Yogli Mogli cafés.

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

Our existing U-Swirl franchisees pay a royalty ranging from 2% to 5% based on net sales.  We have increased the royalty to 5% for new franchisees to our U-Swirl system.  To date we have sold one area development agreement with the royalty at 5% and intend to keep that rate for the foreseeable future.  The acquired brands are charging the following royalties in their existing franchise and/or license agreements, which we will honor: Yogurtini – 5%, ALY – 4%, Josie’s – 3% to 6%, CherryBerry – 2.5% to 6%, Yogli Mogli - 6%, and Fuzzy Peach - 6%.  We intend to raise the franchise royalty rate to 6% for all brands upon renewal of the franchise disclosure document, which should be June 30, 2014.

The CherryBerry frozen yogurt franchise system offers the opportunity for franchisees to become development agents whereby they can sell franchises and service franchisees within their designated territory for a percentage of the initial fee, usually 50% of the total franchise fee, and a percentage of the monthly royalty fee, usually 33% of the total royalty fee charged.  We intend to honor the development agent contracts and offer the ability to continue to expand under the development agent model.

U-Swirl franchisees pay a 1% marketing fee based on net sales to support national and regional advertising efforts.  We also require franchisees to dedicate at least 1% of net sales to local advertising.  We intend to maintain these terms until we have determined the best course of action.  We expect that determination will come once we can better gauge the integration of the existing systems as well as others that may be acquired in the future.

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

Currently, all of the frozen yogurt served in our cafés is purchased from YoCream International, Inc. (also known as Dannon YoCream) and/or Honey Hill Farms, Inc.  U-Swirl will use its commercial best efforts to switch all franchisees to the YoCream International, Inc. product.  Currently, all of the frozen yogurt dispensing equipment is purchased from Taylor Company and/or Stoelting Food Service Equipment Company.  We source toppings and supplies from local area distributors.  We believe that all of these items are readily available from other sources.

Each U-Swirl franchise agreement has a 15-year term and may be renewed for up to two additional 15-year terms.  There may be circumstances in other brands when terms may differ from a 15-year term.  Transfers by the franchisees are permitted with our approval, but we have a first right of refusal to purchase the franchise business.  Upon termination of the franchise agreement, we have the option to purchase the assets used in the franchise business at fair market value.

U-Swirl-n-Go

We also intend to offer franchises for a limited-product store (a “U-Swirl-n-Go Store”) within a non-traditional location, such as a convenience store, airport, or hotel.  U-Swirl-n-Go Stores will typically offer two to six flavors of self-service yogurt, with customers filing containers with as much of one or more flavors as desired, selecting from over 40 toppings, and then paying by the ounce for the yogurt and toppings or a flat fee, as determined by the franchisee.  U-Swirl-n-Go Stores will typically occupy 50 square feet or less within the non-traditional location, and with no dedicated seating.

The total investment necessary to begin operation of a U-Swirl-n-Go Store franchise without an area development agreement is from $71,000 to $115,000.  This amount includes $20,000 that must be paid as the initial franchise fee.  Instead of a royalty based on a percentage of net sales, the royalty for a U-Swirl-n-Go Store will be $10,000 per year if paid in a lump sum in advance or $1,000 per month.  Instead of paying 1% of net sales to support national and regional advertising efforts, franchisees of U-Swirl-n-Go Stores will pay up to $150 per month. The first U-Swirl-n-Go location in the University of Nevada – Reno Student Union should open in the summer of 2014.  Due to the lack of experience and history in this segment of the industry, all terms of agreement are subject to change based on market conditions.

Ecarddeal.com

Ecarddeal.com will be used to sell gift cards for all the brands.   We intend to offer discounted gift card deals from time to time to existing customers.

Market Development

We launched the U-Swirl concept by focusing our development efforts on company-owned cafés in the Las Vegas metropolitan statistical area.  We believed that by developing our local area, we would then be able to better monitor café level operations and the effectiveness of various marketing and advertising programs, and market to persons who want to develop multi-unit areas.

We are currently engaged in developing additional market development plans.  These plans will be used to develop franchise-owned locations, and grow by acquisition.  We are currently reviewing additional markets and will prioritize these markets based on a variety of factors including maximizing distribution channel and management efficiencies, executing area development agreements and other factors.

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

Personnel Development

We believe that a critical factor in the successful development and operation of each U-Swirl café is the development of café personnel.  To meet this need, we have developed a comprehensive U-Swirl training program that all café personnel are required to complete. The training requirement applies to all U-Swirl cafés including company-owned, franchise-owned and licensed U-Swirl cafés.  The training program addresses all key areas of café operations

In addition to its café personnel, we require that all non-café employees successfully complete the U-Swirl training program.  This ensures that all non-café personnel that support our café operations are fully aware of issues relating to successful retail operations and maximizing customer satisfaction.  ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach implement similar training programs for operations of their respective systems.  We have begun the process of comparison for best practice implementation.

Franchise support development will be the key personnel development strategy as the company intends to elevate the level of support for franchisees in the areas of store operations, store marketing initiatives, field support and visitation, development and understanding of profit and loss statements at the store level.

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

In addition to the U-Swirl POS system, we now have both corporate stores and franchise stores with other POS systems, namely R-Power, Lionwise, and Micros POS system.  They will all continue to be part of our operations for the foreseeable future; however, our goal is to identify and create, if necessary, a cohesive, scalable system for the long-term future.  We have engaged RMCF for support services related to information technology and financial reporting services.  RMCF will provide integration of POS data to legible sales reports for management use.  RMCF will utilize reports to execute daily financial reporting services for U-Swirl, including accounts receivable and accounts payable.  Beginning April 1, 2014, RMCF began charging us $2,000 for the first month, $3,000 for the second month, $4,000 for the third month, and $5,500 for each month thereafter for as long as the services are provided.

Key data tracked and analyzed includes, but is not limited to:

•	Product sales and sales mix;

•	Customer and transaction counts; and

•	Employee labor hours.

Trademarks and Copyrights

In connection with our frozen yogurt café operations, the following marks are owned by us and have been registered with the U.S. Patent and Trademark Office:

•	“u-swirl FROZEN YOGURT and Design”;
•	“U-SWIRL FROZEN YOGURT”
•	“U-SWIRL”;
•	“U and Design”;
•	“WORTH THE WEIGHT”;
•	“FREQUENT SWIRLER”;
•	“YOGURTINI”;
•	“SERVE YO SELF”;
•	“BEST ON THE PLANET”;
•	“CHERRYBERRY self-serve yogurt bar”;
•	“YOGLI MOGLI”; and
•	“FUZZY PEACH”

The “U-SWIRL FROZEN YOGURT and Design” (a logo) is also registered in Mexico and we have a pending application for registration of “U-SWIRL” in Canada.

We are licensed to use the mark “ASPEN LEAF” and will be granted a license to use the registered marks owned by RMCF in co-branded cafés.

We have a pending application for registration of “U-SWIRL-N-GO” with the U.S. Patent and Trademark Office.

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

Employees

Our company-owned cafés have approximately 40 full-time employees and 60 part-time employees that work various shifts.  The cafés are open seven days per week generally from 11:00 a.m. to late evening.  In addition to the employees at the cafés, we had 16 full-time employees as of May 8, 2014, consisting of our Chief Executive Officer, Chief Operating Officer, Chief Marketing Officer and personnel for each of the following functions: national operations, café operations, franchise development, finance, marketing and administration.  In addition, we had one part-time employee.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.	Properties

Facilities

Our principal offices are located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, in approximately 5,200 square feet of space leased for a term of five years expiring in July 2018.  We pay rent of approximately $2,800 per month.

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

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal year ended December 31, 2012, the two-month period ended February 28, 2013, and the fiscal year ended February 28, 2014.  These quotations reflect inter-dealer prices quoted on the OTCQB without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2012 Fiscal Year:
March 31, 2012	$0.30	$0.10
June 30, 2012	$0.35	$0.15
September 30, 2012	$0.37	$0.17
December 31, 2012	$0.28	$0.18

2013 Transition Period:
February 28, 2013	$0.42	$0.20

2014 Fiscal Year:
May 31, 2013	$0.42	$0.30
August 31, 2013	$0.93	$0.33
November 30, 2013	$1.38	$0.60
February 28, 2014	$1.10	$0.62

On June 6, 2014, the closing price for the common stock on the OTCQB was $0.77 per share.

Holders and Dividends

As of May 31, 2014, there were 69 record holders of our common stock.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the quarter ended February 28, 2014, we issued 12,500 shares of our common stock to a former director pursuant to the exercise of a stock option granted under our 2007 Stock Option Plan.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as this person was deemed to be sophisticated with respect to the investment in the securities due to his financial condition and involvement in our business and had access to the kind of information which registration would disclose.

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

Beginning in 2011, we recognized that (1) the frozen yogurt retail market was experiencing an influx of small chains; (2) if we could grow by acquisition, we could achieve profitability by attaining an economy of scale with respect to our operations; and (3) we could use our common stock, rather than cash, to make these acquisitions.  We entered into acquisition discussions with several frozen yogurt retail operators and our discussions culminated with the closing of the RMCF transaction in January 2013 in which we acquired six Aspen Leaf cafés and the franchise rights to Aspen Leaf Yogurt (“ALY”) and Yogurtini self-serve frozen yogurt chains from RMCF in exchange for a 60% controlling ownership interest in our company, promissory notes in the aggregate amount of $900,000, and a warrant that allows RMCF to maintain its pro rata ownership interest if any of our existing stock options and/or warrants are exercised (the “Rocky Mountain Transaction”).

In October 2013, we acquired the franchise rights to nine self-serve frozen yogurt cafés, and license agreements to two self-serve frozen yogurt cafés from Josie’s Frozen Yogurt, LLC (“Josie’s”).

In January 2014, we acquired the assets of the CherryBerry and Yogli Mogli frozen yogurt systems, thereby tripling the size of our self-serve frozen yogurt café network.  We also acquired the business assets of Fuzzy Peach frozen yogurt system in February 2014.

As of February 28, 2014, we had 13 company-owned cafés and 272 franchised cafés in 37 different states and three foreign countries.  Management is focusing its efforts on nurturing its relationship with the ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements.  Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

In addition, we have recently launched the offering of U-Swirl-n-Go Store franchises, which are limited-product stores within non-traditional locations, such as convenience stores, airports, hotels and other mass gathering areas.  The initial investment for these franchises is substantially less and more flexible royalty fees, instead of fees based on a percentage of revenues, are offered.  We currently anticipate that the first U-Swirl-n-Go location will be opened in the summer of 2014.

Since we are now a subsidiary of RMCF, we changed our fiscal year-end to that of RMCF, the last day of February, which required the filing of a transition report for the two months ended February 28, 2013.

Results of Operations

We have presented audited Consolidated Statements of Operations for the year ended February 28, 2014, the two months ended February 28, 2013 (the “2013 Transition Period”) and the year ended December 31, 2012 (the “2012 Fiscal Year”).  So that the readers of this report will have a better understanding of the changes in our results of operations for the 2014 fiscal year, we have included an unaudited consolidated statement of operations for the twelve months ended February 28, 2013 (the “2013 Fiscal Year”).  See Note 19 of our Notes to the Consolidated Financial Statements.

For the year ended February 28, 2014, our cafés generated $4,051,789 in sales, net of discounts, as compared to $433,084, $2,405,839 and $2,280,323 for the 2013 Transition Period, 2013 Fiscal Year and 2012 Fiscal Year, respectively.  The increase for the 2014 period was due primarily to an increase in the average number of company-owned cafés, which averaged twelve for 2014, versus seven for the 2013 Fiscal Year.

Our 2014 café operating costs were $3,186,089 or 79% of net sales revenues, resulting in café operating profit of $865,700.  For the 2013 Transition Period, café operating costs were $414,587 or 96% of net sales revenues, resulting in café operating profit of $18,497.  As discussed below, the spring and summer quarters are our busiest times of the year, and the two-month 2013 Transition Period represents our slowest months of the year.  As a result, our café operating costs as a percentage of revenues for that period were significantly higher than what we normally experience for an entire year of operations.  For the 2013 Fiscal Year, café operating costs were $1,902,184 or 79% of net sales revenues, resulting in café operating profit of $503,655, and for the 2012 Fiscal Year, café operating costs were $1,751,642 or 77% of net sales revenues, resulting in café operating profit of $528,681.  Management believes that the higher operating costs in 2014 and 2013 were due to the acquisition of six company-owned cafés in January 2013.  Management is working towards better operating efficiencies to achieve a 77% level.

For 2014, we generated franchise fee income of $68,111, royalty income of $879,312, rebate income of $387,507 and marketing fees of $141,930.  For the 2013 Transition Period, we generated franchise fee income of $0, royalty income of $69,636, rebate income of $45,485 and marketing fees of $15,175.  During the fiscal year ended February 28, 2014, we had 272 franchised cafés for all or part of that period, as compared to 58 franchised cafés in operation for all or part of the two months ended February 28, 2013 and 24 franchised cafés in operation for all or part of the year ended December 31, 2012.

We incurred $60,493 for franchise development expense in the 2014 period, which represents salaries and travel expenses for five individuals that we retained following the acquisition of CherryBerry and Yogli Mogli to support our growing franchise base.

Marketing and advertising expenses were $254,947 for the 2014 period, as compared to $9,399, $72,912, and $75,291 for the 2013 Transition Period, 2013 Fiscal Year, and 2012 Fiscal Year, respectively.  Marketing fees paid by our franchisees increase in accordance with system-wide sales.  Therefore, we spent more on store marketing expenses for the 2014 fiscal year as we had an average of 90 stores versus 30 stores most of the prior fiscal year.

For the year ended February 28, 2014, general and administrative expense was $1,693,597, as compared to $440,513, $1,463,577, and $1,183,733 for the 2013 Transition Period, 2013 Fiscal Year and 2012 Fiscal Year, respectively.  The increase in 2014 was due primarily to the increase in the growth of our Company.

Depreciation and amortization expense for the 2014 period was $520,979, as compared to $70,146, $327,259, and $308,361 for the 2013 Transition Period, 2013 Fiscal Year and 2012 Fiscal Year, respectively.  The increase in 2014 reflects the ownership of an average of twelve company-owned locations for the year, as compared to an average of seven company-owned locations for the prior year.

We incurred asset acquisition expenses of $619,435 for the year ended February 28, 2014, which represented legal fees associated with the acquisitions, due diligence fees for accountants and auditors, the expense of auditing the acquired companies, and the legal fees associated with updating our Franchise Disclosure Document to reflect the acquisitions.  In addition, we recorded a fair value adjustment of $1,290,790 in connection with the Note Payable to RMCF that funded the acquisition of the CherryBerry, Yogli Mogli and Fuzzy Peach assets.

As a result of the above, our loss from operations was $2,097,681 in 2014, as compared to $371,265, $787,679, and $514,806 for the 2013 Transition Period, 2013 Fiscal Year and 2012 Fiscal Year, respectively.

We borrowed from RMCF to fund the acquisition of the CherryBerry, Yogli Mogli and Fuzzy Peach assets.  Accordingly, interest expense for 2014 was $28,803, as compared to $6,579, $7,304, and $828 for the 2013 Transition Period, 2013 Fiscal Year and 2012 Fiscal Year, respectively.  This resulted in a net loss for 2014 of $2,126,484, as compared to $377,584, $793,669, and $514,425 for the 2013 Transition Period, 2013 Fiscal Year and 2012 Fiscal Year, respectively.

Liquidity and Capital Resources

At February 28, 2014, we had a working capital deficit of $391,289 and cash of $701,748.  At February 28, 2013, we had a working capital deficit of $61,045 and cash of $358,527.

In January 2013, in connection with the Rocky Mountain Transaction, we purchased leasehold improvements, property and equipment for six Aspen Leaf Yogurt cafés from RMCF in exchange for $900,000 in notes payable.  Interest accrues on the unpaid principal balances of the notes at the rate of 6% per annum, compounded annually, and the notes require monthly payments of principal and interest over a five-year period beginning January 2014 in the case of the recourse notes and January 2015 in the case of the non-recourse notes.  Payment of the notes is secured by a security interest in the six Aspen Leaf Yogurt cafés acquired.  In November 2013, the Company closed four of its under-performing company-owned Aspen Leaf Yogurt cafés and wrote off $400,000 in non-recourse notes payable together with accrued interest of $20,991.  Consistent with the non-recourse note agreements, we returned the assets underlying the notes to RMCF, the note holder.  We subsequently entered into an agreement to purchase certain assets salvaged from these closed locations.  We agreed to pay $177,500 to RMCF for the assets salvaged from these locations, which was approximately the predecessor cost of these assets.  In February 2014, we paid off the recourse notes.

In July 2013, we executed promissory notes with RMCF for the purchase and installation of equipment necessary to convert two company-owned cafés into co-branded RMCF and U-Swirl cafés.  Interest accrues on the notes at the rate of 6% per annum, compounded annually and capitalized during the course of construction.  The notes require monthly payments of principal and interest over a five-year period beginning in October 2013.  Payment of the notes is secured by a security interest in all of the equipment purchased with the proceeds of the notes.  At February 28, 2014, the unpaid balance of these notes was $116,867.

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

Under the loan and security agreement with RMCF, RMCF agreed to loan us up to $7,750,000.  Interest accrues at the rate of 9% per annum, with the principal and unpaid accrued interest due January 16, 2016.  Payment of the loan is secured by a security interest in all of our assets.  RMCF charged an origination fee of $542,500, which accrued to the loan and is amortized over the life of the loan.  All payments of principal, interest and fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF.  The rights and preferences of the Preferred Stock include cumulative dividends equal to 9% of the stated value of $0.90 per share, a liquidation preference, the right to vote with our common stock on all matters submitted for a vote to holders of the common stock, and the right to convert into shares of our common stock.  We may prepay up to $2,100,000 of the outstanding amounts due at our option and without penalty in cash from the proceeds raised from (i) advances on rebates from our yogurt suppliers and (ii) the exercise of outstanding stock options and warrants.  We also have the option to redeem all amounts owed under the loan agreement at any time after January 16, 2015 at the rate of 108% of the total amounts owed, by making payment in cash, shares of Preferred Stock, or a combination thereof, at the option of RMCF.  At February 28, 2014, we owed $8,513,166 to RMCF under the convertible note.

Subsequent to February 28, 2014, we redeemed our outstanding Class C Warrants, and 1,515,882 Class C Warrants were exercised for gross proceeds of $909,529.  We plan to use the proceeds to prepay amounts owed under the RMCF convertible note.

For the year ended February 28, 2014, we had a net loss of $2,126,484.  Operating activities provided cash of $1,733,751, with the principal adjustments to reconcile the net loss to net cash provided by operating activities being the fair value adjustment on the note payable to RMCF of $1,290,790  and depreciation and amortization of $520,979.  For the two months ended February 28, 2013, we had a net loss of $377,584.  Operating activities provided cash of $94,164, with the principal adjustments to reconcile the net loss to net cash provided by operating activities being issuance of common stock for non-employee services of $95,625 and depreciation and amortization of $70,146.  We used cash of $108,111 for operating activities for the year ended December 31, 2012, with the principal adjustments to reconcile the net loss of $514,425 being depreciation and amortization of $308,361 and amortization of stock-based compensation of $116,745.

During 2014, investing activities used cash of $7,758,620, primarily due to $6,267,035 for the purchase of franchise rights and intangible assets associated with the CherryBerry, Yogli Mogli and Fuzzy Peach acquisitions and $1,494,295 for property and equipment associated with those acquisitions and with the conversion of two company-owned stores into co-branded stores. During the two months ended February 28, 2013 and year ended December 31, 2012, investing activities used cash of $2,719 and $587, respectively.

Financing activities provided cash of $6,368,090 for the year ended February 28, 2014, with $8,335,795 being proceeds from the RMCF loan offset by $542,500 of capitalized loan origination fees and $1,532,803 in loan repayments.  Financing activities provided cash of $79,784 for the two months ended February 28, 2013, which consisted of working capital received in the RMCF Transaction.  For the year ended December 31, 2012, financing activities used cash of $4,641, consisting of payment on our capital lease obligation.

As a result of the acquisitions of CherryBerry, Yogli Mogli and Fuzzy Peach, our accounts receivable and accounts payable balances were significantly higher at February 28, 2014 than at February 28, 2013.  We picked up certain amounts as receivables, but also picked up the corresponding amounts as payables.  In addition, the overall growth of the Company, from 56 franchisees at February 28, 2013 to 272 at February 28, 2014, has increased our balances.  Accounts receivable increased from $113,681 at February 28, 2013 to $1,418,960 at February 28, 2014, due to $1,253,612 in gift card liability receivables and marketing funds owed to us by CherryBerry and Yogli Mogli.  Accounts payable increased from $653,161 at February 28, 2013 to $2,346,572 at February 28, 2014.  Included in the payables were most of the asset acquisition expenses.

At February 28, 2014, we recorded $1,688,647 of deferred revenue in connection with the development fees from area development agreements signed prior to that date, as compared to $326,500 at February 28, 2013.  Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of February 28, 2014:

	Operating Leases	Notes Payable	Total

2015	$590,310	$22,837	$613,147
2016	405,901	8,537,412	8,943,313
2017	217,876	25,741	243,617
2018	163,752	27,329	191,081
2019	146,833	16,714	163,547
Thereafter	17,623	-	17,623
Total minimum payments	1,542,295	8,630,033	10,172,328
Less: current maturities	(590,310)	(22,837)	(613,147)

Long-term obligations	$951,985	$8,607,196	$9,559,181

Plan of Operations

The amounts set forth in the Contractual Obligations table, together with approximately $175,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations, which now include the ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach Frozen Yogurt chains.  Although we have historically experienced losses from operations, including recently, based on our current projections which assume a continued increase in revenues, we believe that the operation of our 13 company-owned cafés and revenues from franchise royalties and fees will provide sufficient cash to maintain our existing operations indefinitely.

For the current fiscal year ending February 2015, we anticipate significantly increased revenues from franchise royalties and fees with the inclusion of the ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach chains.  We expect that our non-café operating expenses will increase over 2014 levels, however we anticipate achieving some levels of economy of scale savings in fiscal 2015.

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

While we have experienced profitable operations for the six months ended August 31, 2013, we note that we are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations.  Historically, the strongest sales of frozen yogurt have occurred in spring and summer months and our weakest sales have occurred during the winter months.  Accordingly, we incurred a net loss of $197,616 for the quarter ended November 30, 2013 and incurred an operating loss for the quarter ending February 28, 2014.  Our new co-branded locations with RMCF represent our efforts to address the seasonal fluctuations in sales, as demand for gourmet chocolate products is stronger during the fall, winter and spring seasons.

Critical Accounting Policies and Estimates

Accounts Receivable. During the normal course of business, we extend credit to our franchisees for inventory, supplies and fees.  An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which we perform our analysis is conducted on a franchisee by franchisee basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. We monitor the collectability of our accounts receivable on an ongoing basis by assessing the credit worthiness of our customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.

Inventory.  Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market.  An inventory reserve is established to reduce the cost of obsolete, damaged and excess inventories to the lower of cost or market based on actual differences.  This inventory reserve is determined through analysis of items held in inventory, and, if the value of those items at cost is higher than their market value, we record an expense to reduce inventory to our actual market value.  The process by which we perform our analysis is conducted on an item by item basis and takes into account, among other relevant factors, market value, sales history and future sales potential.  Cost is determined using the first-in, first-out method.

Leasehold Improvements, Property and Equipment.  Leasehold improvements, property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful life of the asset, which range from five to ten years.  Leasehold improvements are amortized on the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Deposits.  Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Goodwill and Other Intangible Assets.  We record intangible assets acquired in a business combination under the acquisition method of accounting at their estimated fair values at the date of acquisition.  Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired.  Other intangible assets are amortized over their estimated useful lives.

Goodwill is not amortized.  Instead goodwill is reviewed for impairment at least annually or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  In assessing goodwill for impairment, we assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carry amount.  Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value.

Other intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill.  Intangible assets with definite lives are amortized over the estimated useful lives and tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred.  Intangible assets with definite lives are tested for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

Intangible assets are generally valued as the present value of estimated future cash flows expected to be generated from the asset using a risk-adjusted discount rate. Estimates and assumptions about future expected revenue and remaining useful lives of the assets are used when determining the fair value of our intangible assets.

Deferred Rent.  Rent expense for company-owned leases, which provide for escalating rents over the terms of the leases, is recorded on a straight-line basis over the lease terms.  The lease terms began when we had the right to control the use of the property, which was before rent payments were actually due under the leases.

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

Café Sales.  Revenue from company-owned café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Franchise and Royalty Fees.  Revenue earned as a franchisor is derived from cafés in our worldwide territory and includes initial franchise fees and royalties.  Initial franchise fee revenue from a the sale of a franchise is recognized when we have substantially performed or satisfied all of our material obligations relating to the sale up through the point at which the franchisee is able to open the franchised café, and we have no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee.  Substantial performance has occurred when we have (a) performed substantially all of our initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of our other material pre-opening obligations.  We defer revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised café, (1) the date on which all of our pre-opening services and obligations are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee.  Royalties ranging from three to five percent of net café sales are recognized in the period in which they are earned.

Rebates.  Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Rebates related to company-owned cafés are offset against café operating costs.  Product rebates are recognized in the period in which they are earned.

Marketing Fees.  We also recognize a marketing and promotion fee ranging from one to three percent of net café sales which are included in franchise royalties and fees.

Marketing and Advertising Expense.  We engage in local and regional marketing efforts by distributing advertisements, coupons and marketing materials as well as sponsoring local and regional events.   We recognize marketing and advertising expense as incurred.

Share-Based Compensation Expense.  We recognize all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

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

When computing fair value of share-based compensation, we consider the following variables:

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013.  We adopted this guidance in 2013 without material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.  ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted.  We adopted this guidance without a material impact on our financial position, results of operations or cash flows.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. We are currently evaluating the new standard.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
U-Swirl, Inc. and Subsidiaries
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of U-Swirl, Inc. and Subsidiaries (the “Company”) as of February 28, 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of U-Swirl, Inc. and Subsidiaries as of February 28, 2013, for the two months then ended, and for the year ended December 31, 2012, were audited by other auditors and whose report, dated May 24, 2013, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting (“Internal Control”).  Our audit included consideration of Internal Control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s Internal Control.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U-Swirl, Inc. and Subsidiaries as of February 28, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

June 13, 2014
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of U-Swirl, Inc.

We have audited the accompanying consolidated balance sheets of U-Swirl, Inc. as of February 28, 2013 and December 31, 2012, and the consolidated statements of operations, stockholders’ equity, and cash flows for the two months ended February 28, 2013 and the year ended December 31, 2012. U-Swirl, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U-Swirl, Inc. as of February 28, 2013 and December 31, 2012, and the results of its operations and its cash flows for the two months ended February 28, 2013 and the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC May 24, 2013
Las Vegas, Nevada

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2014	February 28, 2013
ASSETS

Current assets
Cash	$701,748	$358,527
Accounts receivable, net	1,418,960	113,681
Accounts receivable, related party	11,989	8,597
Inventory	118,219	98,511
Prepaid expenses	18,182	24,592
Total current assets	2,269,098	603,908

Leasehold improvements, property and equipment, net	2,939,820	2,235,716

Other assets
Deposits	72,185	39,086
Goodwill and other intangible assets, net	10,243,522	800,000
Other assets	541,645	39,153
Total other assets	10,857,352	878,239

Total assets	$16,066,270	$3,717,863

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,346,572	$653,161
Accounts payable, related party	290,978	11,792
Current portion of long-term debt, related party	22,837	-
Total current liabilities	2,660,387	664,953

Deferred rent	105,031	126,792
Deferred revenue	1,658,647	296,500
Deferred revenue, related party	30,000	30,000
Notes payable, related party	8,607,196	906,579
Total liabilities	13,061,261	2,024,824

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 15,440,029 and 14,402,088 shares issued
and outstanding, respectively	15,440	14,402
Common stock payable	4,278	750
Prepaid equity-based compensation	(75,019)	(94,399)
Additional paid-in capital	12,456,619	9,042,111
Accumulated deficit	(9,396,309)	(7,269,825)
Total stockholders' equity	3,005,009	1,693,039

Total liabilities and stockholders' equity	$16,066,270	$3,717,863

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Two Months Ended	For the Year Ended
	February 28, 2014	February 28, 2013	December 31, 2012

Revenues
Café sales, net of discounts	$4,051,789	$433,084	$2,280,323
Franchise royalties and fees	1,476,860	130,296	523,898
Total revenues	5,528,649	563,380	2,804,221

Café operating costs
Food, beverage and packaging costs	1,307,238	156,634	745,380
Labor and related expenses	1,109,734	146,840	571,954
Occupancy and related expenses	769,117	111,113	434,308
Franchise development	60,493	-	-
Marketing and advertising	254,947	9,399	75,291
General and administrative	1,693,597	440,513	1,183,733
Depreciation and amortization	520,979	70,146	308,361
Asset acquisition expenses	619,435	-	-
Fair value adjustment	1,290,790	-	-
Total costs and expenses	7,626,330	934,645	3,319,027
Loss from operations	(2,097,681)	(371,265)	(514,806)

Interest income	-	260	1,209
Interest expense	(28,803)	(6,579)	(828)

Loss from continuing operations before income taxes	(2,126,484)	(377,584)	(514,425)
Provision for income taxes	-	-	-
Net loss	$(2,126,484)	$(377,584)	$(514,425)

Net loss per common share, basic and diluted	$(0.14)	$(0.03)	$(0.10)

Weighted average common shares outstanding,
basic and diluted	15,332,233	12,171,282	4,938,753

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Prepaid			Total
	Common Stock		Common Stock Payable		Stock-Based	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Compensation	Paid-in Capital	Deficit	Equity
Balance, December 31, 2011	4,868,836	$4,869	-	$-	$-	$7,815,030	$(6,377,816)	$1,442,083

Issuance of common stock as compensation	132,000	132	-	-	-	29,128	-	29,260

Amortization of stock-based compensation	-	-	-	-	-	116,745	-	116,745

Net loss	-	-	-	-	-	-	(514,425)	(514,425)

Balance, December 31, 2012	5,000,836	5,001	-	-	-	7,960,903	(6,892,241)	1,073,663

Issuance of common stock pursuant to Rocky Mountain Transaction	8,641,253	8,641	-	-	-	871,143	-	879,784

Issuance of common stock as compensation	759,999	760	-	-	(96,900)	96,140	-	-

Issuance of common stock for non-employee services	-	-	750,000	750	-	94,875	-	95,625

Amortization of prepaid stock-based compensation	-	-	-	-	2,501	-	-	2,501

Amortization of stock-based compensation	-	-	-	-	-	19,050	-	19,050

Net loss	-	-	-	-	-	-	(377,584)	(377,584)

Balance, February 28, 2013	14,402,088	14,402	750,000	750	(94,399)	9,042,111	(7,269,825)	1,693,039

Issuance of common stock payable	750,000	750	(750,000)	(750)	-	-	-	-

Issuance of common stock pursuant to option exercise	50,000	50	-	-	-	16,200	-	16,250

Issuance of common stock pursuant to warrant exercise, net of offering costs	237,941	238	-	-	-	91,110	-	91,348

Issuance of common stock pursuant to CherryBerry Acquisition	-	-	4,000,000	4,000	-	3,056,000	-	3,060,000

Issuance of common stock pursuant to Yogli Mogli Acquisition	-	-	277,778	278	-	212,222	-	212,500

Amortization of prepaid stock-based compensation	-	-	-	-	19,380	-	-	19,380

Amortization of stock-based compensation	-	-	-	-	-	38,976	-	38,976

Net loss	-	-	-	-	-	-	(2,126,484)	(2,126,484)

Balance, February 28, 2014	15,440,029	$15,440	4,277,778	$4,278	$(75,019)	$12,456,619	$(9,396,309)	$3,005,009

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Two Months Ended	For the Year Ended
	February 28, 2014	February 28, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(2,126,484)	$(377,584)	$(514,425)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	520,979	70,146	308,361
Fair value adjustment on notes payable, related party	1,290,790	-	-
Accrued interest on notes payable, related party	28,803	6,579	-
Amortization of prepaid stock-based compensation	19,380	2,501	-
Issuance of common stock as compensation	-	-	29,260
Issuance of common stock for non-employee services	-	95,625	-
Amortization of stock-based compensation	38,976	19,050	116,745
Changes in operating assets and liabilities:
Accounts receivable, net	(1,305,279)	(40,476)	44,321
Inventory	(19,708)	(55,400)	42,555
Prepaid expenses	6,410	2,009	1,460
Deposits	(33,099)	54	8,732
Accounts payable and accrued liabilities	1,693,411	364,807	70,555
Accounts payable, related party	279,186	11,792	-
Deferred rent	(21,761)	(11,439)	(100,675)
Deferred revenue	1,362,147	6,500	(115,000)
Net cash provided by (used in) operating activities	1,733,751	94,164	(108,111)

Cash flows from investing activities:
Accounts receivable, related party	(3,392)	(1,549)	(283)
Purchases of property and equipment	(1,494,295)	(2,187)	(6,405)
Purchases of goodwill and other intangible assets	(6,267,035)	-	-
Decrease in other assets	6,102	1,017	6,101
Net cash used in investing activities	(7,758,620)	(2,719)	(587)

Cash flows from financing activities:
Payments on capital lease obligation	-	-	(4,641)
Working capital received from Rocky Mountain Transaction	-	79,784	-
Capitalized loan origination fees	(542,500)		-
Proceeds from notes payable, related party	8,335,795	-	-
Repayments on notes payable, related party	(1,532,803)	-	-
Proceeds from issuance of common stock	107,598	-	-
Net cash provided by (used in) financing activities	6,368,090	79,784	(4,641)

Net change in cash	343,221	171,229	(113,339)

Cash, beginning of period	358,527	187,298	300,637

Cash, end of period	$701,748	$358,527	$187,298

Supplemental disclosure of cash flow information:
Interest paid	$8,267	$-	$828
Income tax paid	$-	$-	$-
Disposition of café assets in connection with café closings	$400,000	$-	$-
Forgiveness of non-recourse debt in connection with café closings	$(400,000)	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Rocky Mountain Transaction:
Acquisition of property and equipment through issuance
of notes payable	$-	$900,000	$-
Acquisition of franchise rights through issuance of common stock	$-	$800,000	$-

CherryBerry Acquisition:
Acquisition of franchise rights and intangible assets
through issuance of common stock	$3,060,000	$-	$-

Yogli Mogli Acquisition:
Acquisition of franchise rights and intangible assets
through issuance of common stock	$212,500	$-	$-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

NOTE 1 - DESCRIPTION OF BUSINESS

U-Swirl, Inc. was incorporated in the state of Nevada on November 14, 2005.  Its wholly-owned subsidiaries are U-Swirl International, Inc. (“U-Swirl”), which was incorporated in the state of Nevada on September 4, 2008, and Moxie Consumer Products, LLC (“Moxie”), a Nevada limited liability company which was organized in the state of Nevada on February 11, 2014 (collectively referred to as the “Company”).

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

As a result of the change in control occurring in connection with the aforementioned transactions, the Company has been deemed to have been acquired by RMCF. Following the Rocky Mountain Transaction, the Company retained a significant minority interest of the issued and outstanding common stock. Due to the significant minority interest, the fair value increments and decrements have not been included in the accompanying financial statements. As the accounting acquirer, RMCF will consolidate the Company’s results of operations in its financial statements.  RMCF trades on the NASDAQ Global Market under the trading symbol “RMCF”.

In October 2013, the Company acquired the franchise rights to nine self-serve frozen yogurt cafés and license agreements to two self-serve frozen yogurt cafés from Josie’s Frozen Yogurt, LLC (“Josie’s”).  Subsequent to closing the transaction, a Josie’s franchisee closed one café.  In November 2013, the Company closed four of its under-performing company-owned Aspen Leaf Yogurt cafés.

In January 2014, the Company entered into business acquisitions with two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés.  CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of the Company’s common stock (the “CherryBerry Acquisition”).  Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of the Company’s common stock (the “Yogli Mogli Acquisition”).

The Company also entered into an asset acquisition with another operator and franchisor of self-serve frozen yogurt cafés, Fuzzy Peach Franchising, LLC (“Fuzzy Peach”), in February 2014, thereby adding 17 cafés.  The Company paid $481,000 at closing, plus an earn out, based upon royalty income generated by Fuzzy Peach cafés over the next twelve months, that could increase the purchase price by up to another $349,000.  RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of the Company’s assets.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

As of February 28, 2014 the Company had the following locations:

	Number of locations
	U-Swirl	Aspen Leaf	Yogurtini	Josie’s	Cherry- Berry	Yogli Mogli	Fuzzy Peach	Total
Company-owned Cafés	6	2	-	-	1	4	-	13
Franchised cafés	30	9	28	10	156	22	17	272
Total	36	11	28	10	157	26	17	285

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Year-End

Effective January 14, 2013, the Company’s Board of Directors adopted a fiscal year ending on the last day of February.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at February 28, 2014 or 2013.

Accounts Receivable

During the normal course of business, the Company extends credit to its franchisees for inventory, supplies and fees.  An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a franchisee by franchisee basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

Inventory

Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market.  An inventory reserve is established to reduce the cost of obsolete, damaged and excess inventories to the lower of cost or market based on actual differences.  This inventory reserve is determined through analysis of items held in inventory, and, if the value of those items at cost is higher than their market value, the Company records an expense to reduce inventory to its actual market value.  The process by which the Company performs its analysis is conducted on an item by item basis and takes into account, among other relevant factors, market value, sales history and future sales potential.  Cost is determined using the first-in, first-out method.

Prepaid Expenses

Prepaid expenses include costs incurred for prepaid rents, insurance, professional fees and deferred offering costs.  The Company capitalizes certain costs associated with the offering of its stock and adjusts the deferred cost to offset offering proceeds upon closing of the offering or expenses the costs upon abandonment of the offering.

Leasehold Improvements, Property and Equipment

Leasehold improvements, property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful life of the asset, which range from five to ten years.  Leasehold improvements are amortized on the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Company-owned cafés under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to the appropriate asset group. As of February 28, 2014 and 2013, the Company did not have any construction-in-process.

The Company reviews its long-lived assets through analysis of estimated fair value whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company’s policy is to review the recoverability of all assets, at a minimum, on an annual basis.  Based on its evaluation, the Company has determined that no impairment exists as of February 28, 2014 or 2013.

Deposits

Deposits consist of security deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Goodwill and Other Intangible Assets

The Company records intangible assets acquired in a business combination under the acquisition method of accounting at their estimated fair values at the date of acquisition.  Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired.  Other intangible assets are amortized over their estimated useful lives.

Goodwill is not amortized.  Instead, goodwill is reviewed for impairment at least annually or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  In assessing goodwill for impairment, the Company assesses qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carry amount.  Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

Other intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill.  Intangible assets with definite lives are amortized over the estimated useful lives and tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred.  Intangible assets with definite lives are tested for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

Intangible assets are generally valued as the present value of estimated future cash flows expected to be generated from the asset using a risk-adjusted discount rate. Estimates and assumptions about future expected revenue and remaining useful lives of the assets are used when determining the fair value of the Company’s intangible assets.

Deferred Rent

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

Café Sales

Revenue from company-owned café sales is recognized when food and beverage products are sold.  Café sales are reported net of sales discounts.

Franchise Royalties and Fees

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
FOR THE YEAR ENDED FEBRUARY 28, 2014

Rebates

Rebates received from purveyors that supply products to the Company’s franchisees are included in franchise royalties and fees. Rebates related to company-owned cafés are offset against café operating costs.  Product rebates are recognized in the period in which they are earned.

Marketing Fees

The Company also recognizes a marketing and promotion fee ranging from one to three percent of net café sales which are included in franchise royalties and fees.

Marketing and Advertising Expense

The Company engages in local and regional marketing efforts by distributing advertisements, coupons and marketing materials, as well as sponsoring local and regional events.   The Company recognizes marketing and advertising expense as incurred.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  Based on its evaluation, the Company does not believe it will not have an income tax liability as of the end of its current fiscal year.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

Earnings (Loss) per Share

Basic earnings (loss) per share is computed as net earnings (losses) divided by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units.

FAIR VALUE MEASUREMENTS

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The valuation policies are determined by the Controller and are approved by the Chief Executive Officer (the “CEO”).  Each quarter, the Controller and the CEO will update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness.

The Company has consistently applied the valuation techniques discussed below in all periods presented. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2014 and 2013 by level within the fair value hierarchy:

February 28, 2014

	Level 1	Level 2	Level 3	Total
Liabilities
Convertible Note	$-	$-	$7,969,399	$7,969,399

February 28, 2013

	Level 1	Level 2	Level 3	Total
Liabilities
Convertible Note	$-	$-	$-	$-

The Company determined the fair value of the Convertible Note using the income valuation technique.  Because of the hybrid nature of the Convertible Note, the Company first valued the debt host contract, or straight “bond”, component using a discounted cash flow analysis, and then valued the compound embedded derivative features using a Flexible Monte Carlo simulation.  See Note 8 for discussion of the embedded features.  Significant inputs to the valuation model include the coupon rate, effective yield, volatility, expected return and implied equity value. The Company’s Convertible Note is included in the Level 3 fair value hierarchy because not all the significant inputs are directly or indirectly observable.

The following table summarizes the valuation techniques, models and significant unobservable inputs used for the Company’s Convertible Note (broken into its components), categorized within Level 3 of the fair value hierarchy:

Liabilities (at Fair Value)	Fair Value at February 28, 2014	Valuation techniques / Model	Unobservable inputs

Bond component	$6,177,626	Income approach using discounted cash flow model	Effective yield ranging from 13.75% – 20%

Embedded conversion features	$1,791,733	Income approach using flexible Monte Carlo simulation	Expected return ranging from 5% - 10% Implied Equity Value ranging from 5% - 10%

Significant increases (decreases) in the unobservable inputs used in the fair value measurements would result in a significantly lower (higher) fair value measurement.

The following table sets forth a reconciliation of changes in the fair value of the Convertible Note classified as Level 3 in the fair value hierarchy:

Convertible Note
Balance as of February 28, 2013	$ - .
Purchases	$ 8,020,998
Payments	($ 988,000)
Unrealized loss	$ 936,401
Balance as of February 28, 2014	$ 7,969,399

Accounting Policy for Ownership Interests in Investees

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all material intercompany accounts, transactions, and profits.

New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350):Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets.  After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test becomes optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company adopted this guidance without a material impact on its financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013. The Company adopted this guidance without a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The Company adopted this guidance without a material impact on its financial position, results of operations or cash flows.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at February 28, 2014 and 2013:

	February 28, 2014	February 28, 2013
Accounts receivable, trade	$175,348	$153,681
Allowance for doubtful accounts, trade	(10,000)	(40,000)
Accounts receivable, other	1,253,612	-
Accounts receivable, net	$1,418,960	$113,681

Accounts receivable, related party	$11,989	$8,597

Accounts receivable, other consists of gift card liability receivables and marketing funds owed to us by CherryBerry and Yogli Mogli as a result of the respective business acquisitions.

NOTE 4 - INVENTORY

As of February 28, 2014 and 2013, inventory consisted of the following:

	February 28, 2014	February 28, 2013
Food and beverages	$61,108	$71,026
Paper products	28,054	27,485
Supplies	29,057	-
Inventory	$118,219	$98,511

NOTE 5 - LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of February 28, 2014 and 2013:

	February 28, 2014	February 28, 2013
Café equipment	$1,580,650	$1,176,845
Signage	112,395	112,395
Furniture and fixtures	461,026	308,698
Computer equipment	184,646	151,563
Vehicles	30,342	30,342
Leasehold improvements	2,079,227	1,578,757
	4,448,286	3,358,600
Less: accumulated depreciation	(1,508,466)	(1,122,884)
Leasehold improvements, property and equipment, net	$2,939,820	$2,235,716

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following as of February 28, 2014 and 2013:

	February 28, 2014	February 28, 2013
Trademarks	$561,000	$-
Franchise rights	6,580,034	800,000
Non-competition agreements	29,000	-
Goodwill	3,169,500	-
	10,339,534	800,000
Less: accumulated amortization	(96,012)	-
Goodwill and other intangible assets, net	$10,243,522	$800,000

NOTE 7 - DEFERRED REVENUE

The Company deferred franchise fees, area development agreement fees and rebate income of $1,688,647 and $326,500 as of February 28, 2014 and 2013, respectively.  Of the total amount deferred, and as reflected on the balance sheets, an allocation has been made to a related party classification.  See also Note 18.

NOTE 8 - NOTES PAYABLE, RELATED PARTY

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

In November 2013, the Company closed four of its under-performing company-owned Aspen Leaf Yogurt cafés and $400,000 in non-recourse notes payable together with accrued interest of $20,991 were abated.  See also Note 16.

The Company repaid the balance of the full-recourse notes, together with accrued interest, in February 2014.

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

On January 16, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with RMCF pursuant to which RMCF agreed to loan the Company up to $7,750,000.  As of February 28, 2014, the Company had borrowed $7,666,609 under this Loan Agreement and repaid $988,000, for a net principal balance of $6,678,609.  Interest accrues on the unpaid principal balances of the loans at the rate of 9% per annum, and the principal and accrued interest are due January 16, 2016.  Payment of the loans is secured by a security interest in all of the Company’s assets and the Company’s wholly-owned subsidiary, U-Swirl, guaranteed payment of the loans. RMCF charged a loan origination fee of $542,500, which will be amortized ratably over the life of the loan.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

All payments of principal, interest and fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF.  The Preferred Stock to be designated will pay cumulative dividends equal to 9% of the stated value of the Preferred Stock, have a liquidation preference, vote with the Company’s common stock on all matters submitted for a vote of holders of common stock, and be convertible at the option of the holder into shares of the Company’s common stock.

The Company may prepay up to $2,100,000 of the outstanding amounts due to RMCF under the Loan Agreement at its option and without penalty in cash from the proceeds raised from (i) advances on rebates from its yogurt suppliers; and (ii) the exercise of outstanding stock options and warrants.  The Company also has the option to redeem all of the amounts owed under the Loan Agreement at any time after January 16, 2015 at the rate of 108% of the total amounts owed, by making payment in cash, shares of Preferred Stock, or a combination thereof, at the option of RMCF.

Mandatory prepayment of the loans is required upon the receipt of proceeds from the disposition of any of the Company’s assets, the issuance of any equity securities by the Company (other than upon exercise of outstanding stock options or warrants), the issuance of any debt securities by the Company, or the receipt of insurance proceeds.

In the event of default, RMCF may charge interest on all amounts due under the Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on its security interest.

As of February 28, 2014 the convertible note payable due to RMCF consisted of the following:

February 28, 2014

Principal	$6,678,609
Loan origination and financing fees	543,767
Fair Value Adjustment	1,290,790
Balance	8,513,166
Less: current maturities	-
Long-term obligations	$8,513,166

As of February 28, 2014 and 2013, total notes payable due to RMCF consisted of the following:

	February 28, 2014	February 28, 2013

Convertible note, secured, due 01/16/16	$8,513,166	$-
Construction loans, secured, due 9/15/18	116,867	-
Full recourse, secured, due 12/14/18	-	503,655
Non-recourse, secured, due 12/14/19	-	402,924
Balance	8,630,033	906,579
Less: current maturities	(22,837)	-
Long-term obligations	$8,607,196	$906,579

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

The following table summarizes the Company’s note payable obligations and related accrued interest as of February 28, 2014:

For the Fiscal Year Ended February 28 or 29:	Amount

2015	$22,837
2016	8,537,412
2017	25,741
2018	27,329
2019	16,714
Thereafter	-
Total minimum payments	8,630,033
Less: current maturities	(22,837)

Long-term obligations	$8,607,196

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company conducts its retail operations in facilities leased under five to ten-year non-cancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Two of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following table summarizes the future minimum rental payments required under such operating leases as of February 28, 2014:

For the Fiscal Year Ended February 28 or 29:	Amount

2015	$590,310
2016	405,901
2017	217,876
2018	163,752
2019	146,833
Thereafter	17,623
Total minimum payments	1,542,295
Less: current maturities	(590,310)

Long-term obligations	$951,985

Contingencies

Resulting from the purchase of the franchise rights of Yogurtini, the Company may pay up to an additional aggregate amount of $1,400,000, which is contingent on financial performance of the franchise rights over a two-year period beginning January 13, 2013.  During the year ended February 28, 2014, the Company paid $472,398 toward the contingent purchase price.

Resulting from the purchase of the franchise rights of Josie’s, the Company may pay up to an aggregate amount of $63,000, which is contingent on number of franchised cafes of the system that are in operation on the two year anniversary of the October 1, 2013 closing date.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

The CherryBerry selling parties have entered into a one-year lock-up agreement with respect to the 4,000,000 shares of the Company’s common stock (the “CB Shares”) payable at the closing of the CherryBerry Acquisition.  The CB Shares payable give the selling parties voting rights and rights to dividends as of the acquisition date and are therefore included in the calculation of net loss per common share.  The CB Shares shall be issued to the selling parties upon the satisfaction of certain conditions.  Following expiration of the lock-up period, if any of the CherryBerry selling parties desire to sell their CB Shares, they must first offer such shares to the Company and then to RMCF, at a price equal to the average of the market prices at the time of sale.  If the proceeds from the sale of any of the CB Shares is less than $0.50 per share, the Company has agreed to pay a shortfall payment.

Resulting from the purchase of the franchise rights of Fuzzy Peach, the Company may be required to pay up to an additional aggregate amount of $349,000, contingent on financial performance of the franchise rights over the twelve month period beginning February 19, 2014.

NOTE 10 - FRANCHISE ROYALTIES AND FEES

During the year ended February 28, 2014, the two months ended February 28, 2013 and the year ended December 31, 2012, the Company recognized the following franchise royalties and fees:

	February 28, 2014	February 28, 2013	December 31, 2012
Royalty income	$879,312	$69,636	$266,532
Franchise fee income	68,111	-	135,000
Rebate income from purveyors that supply products to franchisees	387,507	45,485	122,366
Marketing fees	141,930	15,175	-
Franchise royalties and fees	$1,476,860	$130,296	$523,898

NOTE 11 - OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the year ended February 28, 2014, the two months ended February 28, 2013 and the year ended December 31, 2013:

	February 28, 2014	February 28, 2014	December 31, 2012
Rent	$514,155	$74,695	$300,874
Real estate taxes, insurance and CAM fees	123,126	21,713	54,257
Utilities	131,836	14,705	79,177
Occupancy and related expenses	$769,117	$111,113	$434,308

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

***INSERT RIDER C***

NOTE 13 - STOCKHOLDERS’ EQUITY

In August 2013, the Company issued 750,000 shares of common stock previously recorded to common stock payable.

During the year ended February 28, 2014, the Company issued 50,000 shares of common stock pursuant to the exercise of common stock options for total gross proceeds of $16,250.

During the year ended February 28, 2014, warrant holders exercised warrants into 237,941 shares of the Company’s common stock for total gross proceeds of $91,348, net of direct offering costs of $38,375.

On January 17, 2014, the Company entered into asset purchase agreements to acquire the CherryBerry franchise system, consisting of 156 franchised self-serve frozen yogurt cafés and one company-owned café.  The CherryBerry system and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of the Company’s common stock (the “CB Shares”) at a fair value of $3,060,000 based upon the average of the high and low quoted trading price on the closing date.  RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of the Company’s assets.  See also Note 8.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

The CB Shares shall be issued to the selling parties upon the satisfaction of certain conditions.  As of February 28, 2014 those shares had not been issued and have been recorded to common stock payable.

On January 17, 2014, the Company entered into asset purchase agreements to acquire the Yogli Mogli franchise system, consisting of 22 cafés and four company-owned cafés at the time of the closing.  The Yogli Mogli system was acquired for $2.15 million in cash and 277,778 shares of the Company’s common stock (the “YM Shares”) at a fair value of $212,500 based upon the average of the high and low quoted trading price on the closing date.  RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of the Company’s assets.  See also Note 8.

The YM Shares shall be issued upon the earlier of (i) the Yogli Mogli selling parties delivering fully executed copies of all of the lease assignment and assumption agreements related to each company-owned location; and (ii) July 17, 2014.  As of February 28, 2014 those shares had not been issued and have been recorded to common stock payable.

The following is a summary of the Company’s non-vested restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period

Outstanding - December 31, 2012	-	$-	-
Granted	759,999	0.1275	5.00 years
Vested	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding - February 28, 2013	759,999	0.1275	4.88 years
Granted	-	-
Vested	(152,001)	-
Forfeited/Cancelled	-	-
Outstanding - February 28, 2014	607,998	$0.1275	3.88 years

During the year ended February 28, 2014, the two months ended February 28, 2013 and the year ended December 31, 2013, the Company expensed $19,380, $2,501 and $0 related to restricted common stock grants, respectively.

NOTE 14 - STOCK OPTIONS

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

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	962,000	$0.36	3.58 years	$-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - February 28, 2013	962,000	0.36	3.41 years	34,830
Granted	-	-
Exercised	(50,000)	0.33
Forfeited/Cancelled	(150,000)	0.30
Outstanding - February 28, 2014	762,000	$0.38	2.37 years	$360,840
Exercisable – February 28, 2014	762,000	$0.38	2.37 years	$360,840

During the year ended February 28, 2014, the two months ended February 28, 2013 and the year ended December 31, 2012, the Company expensed $38,976, $19,050 and $116,745 related to stock option grants, respectively.

NOTE 15 - WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value

Outstanding - December 31, 2012	5,111,500	$5.31	1.45 years	$18,000
Granted	9,110,250	4.61
Exercised	-	-
Forfeited/Cancelled	(150,000)	6.12
Outstanding - February 28, 2013	14,071,750	4.61	1.32 years	52,245
Granted	105,688	-
Exercised	(237,941)	0.55
Forfeited/Cancelled	(7,916,250)	8.21
Outstanding - February 28, 2014	6,023,247	$0.62	1.80 years	$1,751,764
Exercisable - February 28, 2014	2,274,659	$0.65	1.66 years	$588,631

During the year ended February 28, 2014, the two months ended February 28, 2013 and the year ended December 31, 2012, the Company expensed $0, $0 and $0 related to stock warrants issued, respectively.

NOTE 16 - COMPANY-OWNED STORE CLOSURES

In November 2013 the Company closed four under-performing company-owned Aspen Leaf Yogurt cafés.  The operation of these locations was transferred to the Company in January 2013 in connection with the Rocky Mountain Transaction.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

The Company acquired the assets associated with these locations in exchange for $400,000 in non-recourse notes payable.  Prior to the closing of these locations the Company had recorded $420,991 in notes payable and accrued interest.  See also Note 8.

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

NOTE 17 - ACQUISITION OF CHERRYBERRY, YOGLI MOGLI AND FUZZY PEACH

On January 17, 2014, the Company entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt cafés branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, the Company purchased certain assets of CherryBerry used in its business of franchising frozen yogurt cafés, including all of its franchise rights and one company-owned café.  The assets were acquired for approximately $4.25 million in cash and 4 million shares of the Company’s common stock.  The Company also entered into an Asset Purchase Agreement with Yogli Mogli LLC, which was the franchisor of self-serve frozen yogurt cafés branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, the Company purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt cafés, including all of its franchise rights and four company-owned cafés.  The assets were acquired for approximately $2.15 million in cash and 277,778 shares of the Company’s common stock.  The Yogli Mogli Purchase Agreement contains customary representations and warranties, covenants and indemnification obligations.

On February 20, 2014, the Company entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC.  The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. The Company purchased the Fuzzy Peach Franchising, LLC assets for $481,000 in cash paid at the time of closing, plus an earn-out that could require an increase in the purchase price by up to another $349,000 based upon royalty income generated by Fuzzy Peach stores over the next twelve months.

The Company completed these acquisitions because the self-serve frozen yogurt market is extremely fragmented, and the Company believes successful consolidators will dominate the industry within a few years.  The Company believes the self-serve frozen yogurt industry offers the potential for above-average investment returns, which is predicated upon management’s ability to identify attractive growth opportunities that are compatible with the geographical and operational requirements for long-term success.

The Company preliminarily estimated the fair value consideration paid, the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values at the acquisition date. The excess of the total purchase consideration over the aggregate estimated fair values was recorded as goodwill. Goodwill represents the synergies that the Company believes will arise from the acquisition transactions.  All of the goodwill generated in this acquisition is deductible for tax purposes.  The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Assets acquired	$7,310,000	$2,420,500	$481,000	$10,211,500
Lease liabilities assumed	-	(58,000)	-	(58,000)

Total purchase price	$7,310,000	$2,362,500	$481,000	$10,153,500

Included in the preliminary purchase price allocation is a provisional amount related to the fair value of the Company’s common stock issued as consideration for the acquisitions and a preliminary valuation of the contingent consideration of the $0.50 floor. The preliminary fair value of the securities was based on the trading market value of the stock; however, the trading market price may not be indicative of the fair value of the Company’s common stock because the stock has a low level of trading activity.  As such, the Company will perform additional valuation procedures to determine if the trading market value of the Company’s common stock is representative of its fair value on the acquisition date. The Company is in the process of completing procedures to determine the fair value of the common stock issued and the contingent consideration, which may result in adjustments to goodwill. The Company expects to finalize the purchase price allocation during fiscal 2015.

The assets acquired were made up of the following during the years ended February 28, 2014:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Café asset	$261,000	$1,003,000	$-	$1,264,000
Trademarks	405,000	156,000	-	561,000
Franchise rights	3,615,000	1,201,000	481,000	5,297,000
Non-compete agreements	23,000	6,000	-	29,000
Goodwill	3,006,000	54,500	-	3,060,500

Total assets acquired	$7,310,000	$2,420,500	$481,000	$10,211,500

The consideration for the purchase price was made up the following assets during the year ended February 28, 2014:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Common stock	$3,060,000	$212,500	$-	$3,272,500
Cash	4,250,000	2,150,000	481,000	6,881,000

Total consideration paid	$7,310,000	$2,362,500	$481,000	$10,153,500

As a part of these transactions the Company recognized $619,435 as acquisition related expenses.  The value of U-Swirl, Inc. common stock was $0.765 and was determined by averaging the high and the low trading prices on the date of the transactions.

Since the date of acquisition, revenue and net income (loss) included in our operating results from the acquired companies were as follows:

	CherryBerry	Yogli Mogli

Revenues	$130,505	$140,571
Net income (loss)	54,321	(3,008)

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

Supplemental Pro Forma Data (Unaudited)

U-Swirl used the acquisition method of accounting to account for these acquisitions and, accordingly, the results of CherryBerry and Yogli Mogli are included in U-Swirl’s consolidated financial statements for the period subsequent to the date of acquisition. The unaudited supplemental pro forma financial data presented below for the year ended February 28, 2014 and 2013 gives effect to these acquisitions as if they had occurred on March 1, 2012. The supplemental data includes amortization expense related to the acquired intangible assets and transaction costs, such as legal fees, directly associated with the acquisition.

This unaudited supplemental pro forma financial data is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the Company completed the acquisition at the beginning of fiscal 2013.

	Year ended February 28, 2014	Year ended February 28, 2013

Pro forma net revenues	$10,860,186	$10,394,477
Pro forma loss from continuing operations	(747,711)	(1,715,486)
Pro forma loss from continuing operations per share (basic)	(0.04)	(0.17)

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company was owed $11,989 and $8,597 as of February 28, 2014 and 2013, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer.  The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of February 28, 2014 and 2013, the Company owed $290,978 and $11,792 to RMCF for inventories, restaurant equipment and various operating expenses, respectively.  See also Note 8.

As of February 28, 2014 and 2013, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

NOTE 19 - 2013 COMPARABLE PERIOD RESULTS OF OPERATIONS (UNAUDITED)

Due to the change in fiscal year which occurred in January 2013, the Company does not have audited results of operations for the twelve months ended February 28, 2013.  Unaudited results of operations for the twelve months ended February 28, 2013 are presented below for comparison to the twelve months ended February 28, 2014:

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	February 28, 2014	February 28, 2013
		Unaudited
Revenues
Café sales, net of discounts	$4,051,789	$2,405,839
Franchise royalties and fees	1,476,860	572,414
Total revenues	5,528,649	2,978,253

Café operating costs
Food, beverage and packaging costs	1,307,238	797,098
Labor and related expenses	1,109,734	633,143
Occupancy and related expenses	769,117	471,943
Franchise development	60,493	-
Marketing and advertising	254,947	72,912
General and administrative	1,693,597	1,463,577
Depreciation and amortization	520,979	327,259
Asset acquisition expenses	619,435	-
Fair value adjustment	1,290,790	-
Total costs and expenses	7,626,330	3,765,932
Loss from operations	(2,097,681)	(787,679)

Interest income	-	1,314
Interest expense	(28,803)	(7,304)

Loss from continuing operations before income taxes	(2,126,484)	(793,669)
Provision for income taxes	-	-
Net loss	$(2,126,484)	$(793,669)

Net loss per common share, basic and diluted	$(0.14)	$(0.13)

Weighted average common shares outstanding,
basic and diluted	15,332,233	6,111,947

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

NOTE 20 - SUBSEQUENT EVENTS

In March 2014, our wholly-owned subsidiary, Moxie, acquired the business assets of Moxie USA, LLC, which distributed beverage and gummies products, for an earnout of up to a total of 250,000 shares of the Company’s common stock.  Moxie currently distributes beverage and gummies products in 15 states.  The Company’s goal is to utilize Moxie as a more efficient way to provide complementary products such as beverages and gummies, which are sold as toppings, to franchisees as well as other retail clients.

In March 2014, the Company granted 250,000 shares of common stock to various directors for services.  The fair value of the shares on the date of grant totaled approximately $220,000 based upon the value of the services provided.

In April 2014, the Company called its outstanding Class C Warrants for redemption.  Pursuant to a notice of redemption, the holders of the Class C Warrants were given until the close of business on May 22, 2014 to exercise their outstanding warrants at $0.60 per share. Thereafter, any warrants that remain unexercised will automatically be redeemed by the Company at a redemption price of $0.05 per warrant.  A total of 1,648,135 Class C Warrants were exercised for gross proceeds of $988,881.  The Company deposited $11,343 with the warrant redemption agent to pay the warrant redemption price for the 226,865 Class C Warrants that were not exercised prior to the redemption date.

On April 21, 2014, the Company and RMCF agreed to modify the warrant issued to RMCF in January 2013, which allowed RMCF to maintain its pro-rata ownership interest if existing stock options and/or warrants were exercised.  Under that warrant, RMCF had the right to purchase 1.5 times the number of shares of common stock issued upon exercise of the Company’s Class C warrant.  Pursuant to the modification, RMCF agreed to exercise that portion of the warrant which corresponded to the exercise of the Class C warrant to the fullest extent possible on a “cashless exercise” basis immediately after the redemption date for the Class C Warrants.  A total of 565,261 shares of common stock were issued to RMCF as a result.  See also Note 15.

In May 2014, the Company issued a warrant to purchase up to 44,312 shares of restricted common stock at $0.60 per share.  The warrants subsequently expired on May 22, 2014 pursuant to the Notice of Redemption along with the other outstanding Class C Warrants.

In May 2014, the Company entered into a tentative agreement to sell three company-owned cafés. The Company received a deposit of $600,000 from the buyer to secure the rights to acquire the assets through definitive agreement.  These cafés were acquired in January 2014 as part of the Yogli Mogli Acquisition.  The Company believes that the sale of these assets will approximate the preliminary value assigned to the assets and that the sale of the assets will not have a material impact on results of operations.

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 21, 2013, we dismissed L.L. Bradford & Company, LLC (“Bradford”) as our independent public accountants.  Bradford had audited our financial statements for the fiscal years ended December 31, 2011 and 2012, as well as the two-month transition period ended February 28, 2013.  Also on June 24, 2013, we engaged EKS&H, LLP (“EKS&H”) to serve as our independent public accountants for the fiscal year ending February 28, 2014.  The audit committee of our board of directors approved both actions.  EKS&H has been serving as the independent public accountants of RMCF, our majority owner.

The reports of Bradford on our consolidated financial statements for the two most recent fiscal years ended December 31, 2011 and 2012 and for the two-month transition period ended February 28, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2011 and 2012, the two-month transition period ended February 28, 2013, and through the subsequent interim period ending June 21, 2013, there were no disagreements with Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bradford, would have caused Bradford to make reference thereto in its report on our financial statements for such years and transition period.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring within our two most recent fiscal years, the transition period, and the subsequent interim period ending June 21, 2013.

We provided Bradford with a copy of our Form 8-K disclosing this change and requested Bradford to furnish us with a letter addressed to the Commission stating whether it agreed with the above statements.  The letter was filed as an exhibit to the Form 8-K.

During our fiscal years ended December 31, 2011 and 2012, the transition period ended February 28, 2013, and through June 24, 2013, the period prior to the engagement of EKS&H, neither we nor anyone on our behalf consulted EKS&H regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.  Further, EKS&H has not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

We requested that EKS&H review our disclosures on Form 8-K and provided EKS&H with the opportunity to furnish a letter addressed to the SEC containing any new information, clarification of our reviews, or the respects in which it did not agree with the statements in that report.  EKS&H advised that it had reviewed the Form 8-K and had no need to submit a letter in accordance with Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, Ulderico Conte.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

Our officer has assessed the effectiveness of our internal controls over financial reporting as of February 28, 2014.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

In January 2013, our Board of Directors increased the number of directors to eight and elected five independent directors.  In February 2013, the Board of Directors appointed three independent directors, each of whom meets the audit committee financial expert standards, to serve on the Audit Committee.  During fiscal 2015, we may implement additional appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees, and their ages as of the date of this report, are as follows:
Name	Age	Position

Franklin E. Crail	71	Chairman of the Board

Ulderico Conte	44	Chief Executive Officer, Interim Chief Financial Officer and Director

Terry A. Cartwright	51	Chief Operating Officer

Henry E. Cartwright	74	Chief Marketing Officer

Scott G. Capdevielle	47	Director

Clyde W. Engle	70	Director

Bryan J. Merryman	53	Director

Lee N. Mortenson	77	Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended February 28, 2014, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners, except as follows:

Reporting Person	Date Report Due	Date Report Filed
Lee N. Mortenson	Form 4 due October 3, 2013	October 7, 2013
Lee N. Mortenson	Form 4 due October 17, 2013	October 21, 2013
Clyde W. Engle	Form 4 due November 15, 2013	November 21, 2013
Lee N. Mortenson	Form 4 due January 24, 2014	January 27, 2014
Clyde W. Engle	Form 4 due January 31, 2014	February 2, 2014
Clyde W. Engle	Form 4 due February 12, 2014	February 14, 2014

Item 11.	Executive Compensation

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal year ended February 28, 2014, the two months ended February 28, 2013 and the year ended December 31, 2012, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”).  Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

Summary Compensation Table
Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Henry E. Cartwright, Chief Marketing Officer (4)	2014 2013 2012	103,683 16,100 84,000	6,460 834 7,980	8,828 4,858 29,141	14,553 2,790 16,740	133,524 24,582 137,861
Ulderico Conte, CEO	2014 2013 2012	103,683 16,100 84,000	6,460 834 7,980	9,187 4,940 29,643	19,826 3,172 22,032	139,156 25,046 143,655
Terry A. Cartwright, COO	2014 2013 2012	103,683 15,100 60,000	6,460 834 13,300	9,187 4,940 29,643	16,463 3,672 19,032	135,793 24,546 121,975

(1)	Amounts shown for 2013 are for the two months ended February 28, 2013.
(2)
The option awards were valued using a Black-Scholes option pricing model using the following assumptions:  volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method).

(3)	The amounts shown below consist of health insurance and dental insurance premiums paid for these officers and their dependents.
(4)	Mr. Cartwright served as our President during our fiscal year ended December 31, 2012.

Employment Arrangements

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

The following table set forth information regarding the outstanding equity awards as of February 28, 2014 for our Named Officers.

Outstanding Equity Awards At Fiscal Year-End
Name	Option Awards				Stock awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Henry E. Cartwright	-0- -0-	175,000 (1) 59,000 (2)	0.42 0.28	5/16/2016 11/17/2016	202,666	172,266
Ulderico Conte	-0- -0-	175,000 (1) 59,000 (2)	0.42 0.28	5/16/2016 11/17/2016	202,666	172,266
Terry A. Cartwright	-0- -0-	175,000 (1) 50,000 (2)	0.42 0.28	5/16/2016 11/17/2016	202,666	172,266

(1)	These options were granted on May 16, 2011 and all have vested.
(2)	These options were granted on November 17, 2011 and all have vested.

During the fiscal year ended December 31, 2012, the two-month period ended February 28, 2013, and the fiscal year ended February 28, 2014, there were no exercises of stock options by the Named Officers.

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

On February 12, 2013, we adopted a Non-Employee Director Compensation Program which was amended on March 7, 2014 and sets forth the following compensation:

•	Annual cash compensation of $6,000 to each of the Audit Committee Chair, Compensation Committee Chair and Nominating and Corporate Governance Committee Chair
•	Annual cash compensation of $2,000 to each member of the Audit Committee and Nominating and Corporate Governance Committee
•	Annual cash compensation of $3,000 to each member of the Compensation Committee
•	Per meeting cash compensation to each member of the Audit Committee of $250 for each meeting attended by phone and $500 for each meeting attended in person
•	Stock grant of 150,000 shares of common stock upon first being appointed or elected to the Board, which shares vest on the grant date
•	Stock grant of 50,000 shares of common stock on March 1 of each year, beginning in 2014, which shares vest on the grant date

The following table sets forth the compensation paid to our non-employee directors for services rendered during the fiscal year ended February 28, 2014:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Scott G. Capdevielle	5,000	-	5,000
Franklin E. Crail	2,750	-	2,750
Clyde W. Engle	-	-	-
Bryan J. Merryman	18,750	-	18,750
Lee N. Mortenson	7,750	-	7,750

Stock Option Plans

2007 Stock Option Plan.  Our stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”) on June 27, 2007, which currently permits the granting of options to purchase up to 1,544,002 shares.  This amount adjusts at the beginning of each of our fiscal quarters to a number equal to 10% of the number of shares of common stock outstanding at the end of our last completed fiscal quarter, or 470,000 shares, whichever is greater, and provided further that such number will be increased by the number of shares of option stock that we subsequently may reacquire through repurchase or otherwise.  Options may be granted to officers, directors, employees, and consultants on a case-by-case basis.  The 2007 Plan will remain in effect until it is terminated by the board of directors or, if so appointed by the board, a committee of two or more disinterested directors administering the 2007 Plan, except that no incentive stock option will be granted after June 26, 2017.

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

As of February 28, 2014, 62,000 options were outstanding under the 2007 Plan.

2011 Stock Option Plan.  Our stockholders adopted the 2011 Stock Option Plan (the “2011 Plan”) on April 20, 2011, which permits the granting of options to purchase up to 750,000 shares.  The terms and provisions of the 2011 Plan are identical to the 2007 Plan, except that the 2011 Plan provides for the granting of “formula options” to purchase 25,000 shares of common stock to our non-employee directors on the date on which such directors are first appointed by the board or elected by the stockholders. Immediately after the completion of each annual meeting of the stockholders of the Company, each non-employee member of the board will be awarded a formula option to purchase 25,000 shares of common stock. Formula options will have an option price equal to the fair market value of the common stock as of the date of such grant. The terms of the 2011 Plan, including the vesting provisions described above, will apply to all formula options granted.  Formula options to purchase a total of 50,000 shares of common stock were granted on April 26, 2011, of which half vested April 20, 2012 and the remaining half vested April 20, 2013.  None of these formula options were outstanding at February 28, 2014.

In addition, options to purchase a total of 700,000 shares of common stock were granted on May 16, 2011 and on November 17, 2011, of which one-half vested on the one-year anniversary of the grant date and the remaining half will vest on the two-year anniversary of the grant date.

As of February 28, 2014, 700,000 options were outstanding under the 2011 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, as of May 31, 2014 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.

We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.

A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of May 31, 2014 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security.  For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of May 31, 2014 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
5%Stockholders
Rocky Mountain Chocolate Factory, Inc. (2)(3)(4)	8,906,514	50.0%

Directors and Executive Officers
Terry A. Cartwright (4)(5)(6)(7)	798,833	4.4%
Ulderico Conte (4)(5)(6)(8)	784,333	4.4%
Henry E. Cartwright (4)(5)(6)(9)	691,333	3.8%
Franklin E. Crail (2)	200,000	1.1%
Scott G. Capdevielle (2)	170,000	1.0%
Bryan J. Merryman (2)	134,900	0.8%
Clyde W. Engle (2)	106,000	0.6%
Lee N. Mortenson (2)	80,111	0.5%
All directors and officers as a group (8 persons)(10)	2,965,510	16.0%

(1)	Based on 17,815,484 shares outstanding.

(2)	The address for this stockholder is 265 Turner Drive, Durango, Colorado 81303.

(3)
Excludes shares of Series A Convertible Preferred Stock into which this stockholder’s revolving line of credit is convertible.  The Series A Convertible Preferred Stock may in turn be converted into shares of common stock.  Also excludes shares issuable upon the exercise of warrants which become exercisable immediately upon the exercise of our currently outstanding warrants and options.

(4)
This stockholder entered into a Voting Agreement dated January 14, 2013, pursuant to which it agreed to vote its/his shares in order to ensure that, among other things, (i) the size of the U-Swirl board shall be eight directors; (ii) Henry Cartwright, Terry Cartwright and Ulderico Conte remain on the U-Swirl board for at least the first full year after the date of the Voting Agreement, and (iii) for so long as RMCF continues to beneficially own at least 10% of our outstanding common stock, at least a majority of the board shall consist of directors designated by RMCF.  Neither the number of shares shown to be owned beneficially by this stockholder nor the percent of class gives effect to the Voting Agreement, which gives the parties to that agreement the shared power to direct the voting of the shares owned by the parties.

(5)	The address for this stockholder is 1175 American Pacific #C, Henderson, Nevada 89074.

(6)	Includes 202,666 shares which are subject to forfeiture and vest at the rate of 20% per year beginning January 14, 2014. The shares may be voted while subject to the vesting requirements.

(7)	Includes 200,000 shares held of record by Gold Key Management Corp. and 234,000 shares issuable upon the exercise of vested stock options.

(8)	Includes 25,000 shares held by Mr. Conte’s wife and 234,000 shares issuable upon the exercise of vested stock options.

(9)	Includes 234,000 shares issuable upon the exercise of vested stock options.

(10)	Includes 702,000 shares issuable upon the exercise of vested stock options.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, February 28, 2014:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	762,000	$0.38	1,532,002
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	762,000	$0.38	1,532,002

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Purchase of U-Swirl Frozen Yogurt Concept

On September 30, 2008, we acquired the worldwide rights to the U-Swirl Frozen Yogurt concept in exchange for 100,000 restricted shares of our common stock from a company then known as U-Swirl Yogurt, Inc. (now known as U Create Enterprises), which is owned by the grandchildren and family of Henry E. Cartwright.  The shares were valued at $180,000, based on the fair market value of the stock on the date of acquisition.  U Create Enterprises operates a frozen yogurt café in Henderson, Nevada, as our franchisee.  As part of the terms of the acquisition, we agreed that no franchise fees or royalties would be charged with respect to this location, as it will permit us to use the location as a training facility.  We did not obtain a formal valuation on the use of the Henderson location for training purposes, but we believed that being able to have our initial U-Swirl employees trained there and utilize the past experience of that location with respect to restaurant operation procedures and staffing, inventory and advertising was critical to us at the time.  In addition, we granted U Create Enterprises the right to open additional locations in Henderson, Boulder City and Pahrump, Nevada.  U Create Enterprises will pay an initial franchise fee of $5,000 for each location and a 3% royalty on net sales.  We were owed $11,989 and $8,597 as of February 28, 2014 and 2013, respectively, by u-Create Enterprises.

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

Amounts Owed to RMCF

In January 2013, in connection with the Rocky Mountain Transaction, we purchased leasehold improvements, property and equipment for six Aspen Leaf Yogurt cafés from RMCF in exchange for $900,000 in notes payable.  Interest accrues on the unpaid principal balances of the notes at the rate of 6% per annum, compounded annually, and the notes require monthly payments of principal and interest over a five-year period beginning January 2014 in the case of the recourse notes and January 2015 in the case of the non-recourse notes.  Payment of the notes is secured by a security interest in the six Aspen Leaf Yogurt cafés acquired.  In November 2013, the Company closed four of its under-performing company-owned Aspen Leaf Yogurt cafés and wrote off $400,000 in non-recourse notes payable together with accrued interest of $20,991.  Consistent with the non-recourse note agreements, we returned the assets underlying the notes to RMCF, the note holder.  We subsequently entered into an agreement to purchase certain assets salvaged from these closed locations.  We agreed to pay $177,500 to RMCF for the assets salvaged from these locations, which was approximately the predecessor cost of these assets.  In February 2014, we paid off the recourse notes.

In July 2013, we executed promissory notes with RMCF for the purchase and installation of equipment necessary to convert two company-owned cafés into co-branded RMCF and U-Swirl cafés.  Interest accrues on the notes at the rate of 6% per annum, compounded annually and capitalized during the course of construction.  The notes require monthly payments of principal and interest over a five-year period beginning in October 2013.  Payment of the notes is secured by a security interest in all of the equipment purchased with the proceeds of the notes.  At February 28, 2014, the unpaid balance of these notes was $116,867.

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

Under the loan and security agreement with RMCF, RMCF agreed to loan us up to $7,750,000.  Interest accrues at the rate of 9% per annum, with the principal and unpaid accrued interest due January 16, 2016.  Payment of the loan is secured by a security interest in all of our assets.  RMCF charged an origination fee of $542,500, which accrued to the loan and is amortized over the life of the loan.  All payments of principal, interest and fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF.  The rights and preferences of the Preferred Stock include cumulative dividends equal to 9% of the stated value of $0.90 per share, a liquidation preference, the right to vote with our common stock on all matters submitted for a vote to holders of the common stock, and the right to convert into shares of our common stock.  We may prepay up to $2,100,000 of the outstanding amounts due at our option and without penalty in cash from the proceeds raised from (i) advances on rebates from our yogurt suppliers and (ii) the exercise of outstanding stock options and warrants.  We also have the option to redeem all amounts owed under the loan agreement at any time after January 16, 2015 at the rate of 108% of the total amounts owed, by making payment in cash, shares of Preferred Stock, or a combination thereof, at the option of RMCF.  At February 28, 2014, we owed $8,513,166 to RMCF under the convertible note.

In addition, we owed $290,978 and $11,792 to RMCF at February 28, 2014 and 2013, respectively, for inventories, restaurant equipment and various operating expenses.

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

Item 14.	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2013	$51,000	$-0-	$-0-	$-0-
2014	$51,000	$-0-	$-0-	$-0-

Pre-Approval Policies and Procedures

The Audit Committee of our Board of Directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by the Audit Committee and are subject to review by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
2.3	Asset Purchase Agreement among U-Swirl, CherryBerry Enterprises LLC, CherryBerry Corporate LLC, and CherryBerry LLC, dated January 17, 2014 (2)
2.4	Asset Purchase Agreement among U-Swirl, Inc., Yogli Mogli Franchise LLC, Yogli Mogli LLC, Yogli Mogli Newnan LLC, Yogli Mogli Enterprises LLC, and Yogli Mogli Wheaton, LLC dated January 17, 2014 (2)
3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended Bylaws (3)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011 (4)
4.1	Form of common stock certificate (5)
4.2	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
4.3	Letter modifying Warrant issued to Rocky Mountain Chocolate Factory, Inc. (6)
10.1	2007 Stock Option Plan, as amended (3)
10.2	2011 Stock Option Plan (4)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc., and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.9	Form of Employment Agreement between U-Swirl, Inc. and its executive officers (1)
10.10	Form of Restricted Stock Agreement (included in Exhibit 10.9)
10.11	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
10.12	Secured Promissory Notes dated July 16, 2013 to Rocky Mountain Chocolate Factory, Inc. (8)
10.13	Loan and Security Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 16, 2014 (2)
14.1	Code of Ethics for Chief Executive Officer (9)
14.2	Code of Ethics for Chief Financial Officer (9)
21.1	List of Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*
Financial statements from the Annual Report on Form 10-K of U-Swirl, Inc. for the fiscal year ended February 28, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements (10)

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed January 18, 2013.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed January 22, 2014.
(3)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-145360, filed August 13, 2007.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 26, 2011.
(5)	Incorporated by reference to the exhibits to the registrant’s amended registration statement on Form S-1, file number 333-145360, filed March 11, 2008.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, file number 0-53130, filed April 22, 2014.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2012, filed March 29, 2013.
(8)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended August 31, 2013, file number 0-53130, filed October 15, 2013.
(9)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, file number 0-53130, for the fiscal year ended December 31, 2008, filed March 27, 2009.
(10)	To be provided by amendment.

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

U-SWIRL, INC.

Date: June 13, 2014	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ulderico Conte	Chief Executive Officer, interim Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	June 13, 2014
Ulderico Conte

/s/ Henry E. Cartwright	Director	June 13, 2014
Henry E. Cartwright

/s/ Terry A. Cartwright	Director	June 13, 2014
Terry A. Cartwright

/s/ Franklin E. Crail	Director	June 13, 2014
Franklin E. Crail

/s/ Clyde E. Engle	Director	June 13, 2014
Clyde E. Engle

/s/ Bryan J. Merryman	Director	June 13, 2014
Bryan J. Merryman

/s/ Lee N. Mortenson	Director	June 13, 2014
Lee N. Mortenson