Form 10-K/A
period 2014-02-28
U-SWIRL, INC.
filed 2014-07-11
CIK 1355304

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☑No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $10,659,138 as of August 31, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  17,815,484 shares of common stock as of May 31, 2014

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s  Annual  Report on Form 10-K for the fiscal year ended February 28, 2014, filed with the Securities and Exchange Commission on June 13, 2014 (the “Form 10-K”),  is solely to amend Items 7, 8, 13 and 15 and to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K.  Except as set forth in the amended disclosures contained in Items 7, 8, 13 and 15, this Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

In addition, we recorded a fair value adjustment of $1,290,790 in connection with the Note Payable to RMCF that funded the acquisition of the CherryBerry, Yogli Mogli and Fuzzy Peach assets.  This is a non-cash charge which includes interest payable under the note.

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

Under the loan and security agreement with RMCF, RMCF agreed to loan us up to $7,750,000.  Interest accrues at the rate of 9% per annum, with the principal and unpaid accrued interest due January 16, 2016.  We are required to pay an undrawn commitment fee equal to 0.10% multiplied by the average daily difference between the loan commitment and the aggregate outstanding loan.  Payment of the loan is secured by a security interest in all of our assets.  All payments of principal, interest and undrawn commitment fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF.  The rights and preferences of the Preferred Stock include cumulative dividends equal to 9% of the stated value of $0.90 per share, a liquidation preference, the right to vote with our common stock on all matters submitted for a vote to holders of the common stock, and the right to convert into shares of our common stock.  We may prepay up to $2,100,000 of the outstanding amounts due at our option and without penalty in cash from the proceeds raised from (i) advances on rebates from our yogurt suppliers and (ii) the exercise of outstanding stock options and warrants.  We also have the option to redeem all amounts owed under the loan agreement at any time after January 16, 2015 at the rate of 108% of the total amounts owed, by making payment in cash, shares of Preferred Stock, or a combination thereof, at the option of RMCF.  At February 28, 2014, we owed $6,679,876 to RMCF under the convertible note.

RMCF also entered into a management services agreement with us for $542,500 which will be due on January 16, 2016.  The management fee is convertible into Preferred Stock at $0.45 per share.  The management services agreement is for services to be provided through January 16, 2016.  The amount due is included in Notes Payable Related Party.

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

Financing activities provided cash of $6,368,090 for the year ended February 28, 2014, with $7,793,295 being proceeds from the RMCF loan offset by $1,532,803 in loan repayments.  Financing activities provided cash of $79,784 for the two months ended February 28, 2013, which consisted of working capital received in the RMCF Transaction.  For the year ended December 31, 2012, financing activities used cash of $4,641, consisting of payment on our capital lease obligation.

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

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of February 28, 2014:

	Operating Leases	Notes Payable	Total

2015	$590,310	$22,837	$613,147
2016	405,901	7,246,622	7,652,523
2017	217,876	25,741	243,617
2018	163,752	27,329	191,081
2019	146,833	16,714	163,547
Thereafter	17,623	-	17,623
Total minimum payments	1,542,295	7,339,243	8,881,538
Less: current maturities	(590,310)	(22,837)	(613,147)

Long-term obligations	$951,985	$7,316,406	$8,268,391

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

Fair Value.  We have chosen to elect the fair value option of the convertible note with RMCF as management believes that the fair value option better reflects the underlying economics of the transaction.  The fair value of the convertible note is considered a significant estimate.

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

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC May 24, 2013
Las Vegas, Nevada

U-SWIRL, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2014	February 28, 2013
ASSETS

Current assets
Cash	$701,748	$358,527
Accounts receivable, net	1,418,960	113,681
Accounts receivable, related party	11,989	8,597
Inventory	118,219	98,511
Prepaid expenses	18,182	24,592
Total current assets	2,269,098	603,908

Leasehold improvements, property and equipment, net	2,939,820	2,235,716

Other assets
Deposits	72,185	39,086
Goodwill and other intangible assets, net	10,243,522	800,000
Other assets	541,645	39,153
Total other assets	10,857,352	878,239

Total assets	$16,066,270	$3,717,863

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,346,572	$653,161
Accounts payable, related party	290,978	11,792
Current portion of long-term debt, related party	22,837	-
Total current liabilities	2,660,387	664,953

Deferred rent	105,031	126,792
Deferred revenue	1,658,647	296,500
Deferred revenue, related party	30,000	30,000
Notes payable, related party	8,607,196	906,579
Total liabilities	13,061,261	2,024,824

Stockholders' equity
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 15,440,029 and 14,402,088 shares issued
and outstanding, respectively	15,440	14,402
Common stock payable	4,278	750
Prepaid equity-based compensation	(75,019)	(94,399)
Additional paid-in capital	12,456,619	9,042,111
Accumulated deficit	(9,396,309)	(7,269,825)
Total stockholders' equity	3,005,009	1,693,039

Total liabilities and stockholders' equity	$16,066,270	$3,717,863

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Two Months Ended	For the Year Ended
	February 28, 2014	February 28, 2013	December 31, 2012

Revenues
Café sales, net of discounts	$4,051,789	$433,084	$2,280,323
Franchise royalties and fees	1,476,860	130,296	523,898
Total revenues	5,528,649	563,380	2,804,221

Café operating costs
Food, beverage and packaging costs	1,307,238	156,634	745,380
Labor and related expenses	1,109,734	146,840	571,954
Occupancy and related expenses	769,117	111,113	434,308
Franchise development	60,493	-	-
Marketing and advertising	254,947	9,399	75,291
General and administrative	1,693,597	440,513	1,183,733
Depreciation and amortization	520,979	70,146	308,361
Asset acquisition expenses	619,435	-	-
Fair value adjustment	1,290,790	-	-
Total costs and expenses	7,626,330	934,645	3,319,027
Loss from operations	(2,097,681)	(371,265)	(514,806)

Interest income	-	260	1,209
Interest expense	(28,803)	(6,579)	(828)

Loss from continuing operations before income taxes	(2,126,484)	(377,584)	(514,425)
Provision for income taxes	-	-	-
Net loss	$(2,126,484)	$(377,584)	$(514,425)

Net loss per common share, basic and diluted	$(0.14)	$(0.03)	$(0.10)

Weighted average common shares outstanding,
basic and diluted	15,332,233	12,171,282	4,938,753

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Prepaid			Total
	Common Stock		Common Stock Payable		Stock-Based	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Compensation	Paid-in Capital	Deficit	Equity
Balance, December 31, 2011	4,868,836	$4,869	-	$-	$-	$7,815,030	$(6,377,816)	$1,442,083

Issuance of common stock as compensation	132,000	132	-	-	-	29,128	-	29,260

Amortization of stock-based compensation	-	-	-	-	-	116,745	-	116,745

Net loss	-	-	-	-	-	-	(514,425)	(514,425)

Balance, December 31, 2012	5,000,836	5,001	-	-	-	7,960,903	(6,892,241)	1,073,663

Issuance of common stock pursuant to Rocky Mountain Transaction	8,641,253	8,641	-	-	-	871,143	-	879,784

Issuance of common stock as compensation	759,999	760	-	-	(96,900)	96,140	-	-

Issuance of common stock for non-employee services	-	-	750,000	750	-	94,875	-	95,625

Amortization of prepaid stock-based compensation	-	-	-	-	2,501	-	-	2,501

Amortization of stock-based compensation	-	-	-	-	-	19,050	-	19,050

Net loss	-	-	-	-	-	-	(377,584)	(377,584)

Balance, February 28, 2013	14,402,088	14,402	750,000	750	(94,399)	9,042,111	(7,269,825)	1,693,039

Issuance of common stock payable	750,000	750	(750,000)	(750)	-	-	-	-

Issuance of common stock pursuant to option exercise	50,000	50	-	-	-	16,200	-	16,250

Issuance of common stock pursuant to warrant exercise, net of offering costs	237,941	238	-	-	-	91,110	-	91,348

Issuance of common stock pursuant to CherryBerry Acquisition	-	-	4,000,000	4,000	-	3,056,000	-	3,060,000

Issuance of common stock pursuant to Yogli Mogli Acquisition	-	-	277,778	278	-	212,222	-	212,500

Amortization of prepaid stock-based compensation	-	-	-	-	19,380	-	-	19,380

Amortization of stock-based compensation	-	-	-	-	-	38,976	-	38,976

Net loss	-	-	-	-	-	-	(2,126,484)	(2,126,484)

Balance, February 28, 2014	15,440,029	$15,440	4,277,778	$4,278	$(75,019)	$12,456,619	$(9,396,309)	$3,005,009

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Two Months Ended	For the Year Ended
	February 28, 2014	February 28, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(2,126,484)	$(377,584)	$(514,425)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	520,979	70,146	308,361
Fair value adjustment on notes payable, related party	1,290,790	-	-
Accrued interest on notes payable, related party	28,803	6,579	-
Amortization of prepaid stock-based compensation	19,380	2,501	-
Issuance of common stock as compensation	-	-	29,260
Issuance of common stock for non-employee services	-	95,625	-
Amortization of stock-based compensation	38,976	19,050	116,745
Changes in operating assets and liabilities:
Accounts receivable, net	(1,305,279)	(40,476)	44,321
Inventory	(19,708)	(55,400)	42,555
Prepaid expenses	6,410	2,009	1,460
Deposits	(33,099)	54	8,732
Accounts payable and accrued liabilities	1,693,411	364,807	70,555
Accounts payable, related party	279,186	11,792	-
Deferred rent	(21,761)	(11,439)	(100,675)
Deferred revenue	1,362,147	6,500	(115,000)
Net cash provided by (used in) operating activities	1,733,751	94,164	(108,111)

Cash flows from investing activities:
Accounts receivable, related party	(3,392)	(1,549)	(283)
Purchases of property and equipment	(1,494,295)	(2,187)	(6,405)
Purchases of goodwill and other intangible assets	(6,267,035)	-	-
Decrease in other assets	6,102	1,017	6,101
Net cash used in investing activities	(7,758,620)	(2,719)	(587)

Cash flows from financing activities:
Payments on capital lease obligation	-	-	(4,641)
Working capital received from Rocky Mountain Transaction	-	79,784	-
Proceeds from notes payable, related party	7,793,295	-	-
Repayments on notes payable, related party	(1,532,803)	-	-
Proceeds from issuance of common stock	107,598	-	-
Net cash provided by (used in) financing activities	6,368,090	79,784	(4,641)

Net change in cash	343,221	171,229	(113,339)

Cash, beginning of period	358,527	187,298	300,637

Cash, end of period	$701,748	$358,527	$187,298

Supplemental disclosure of cash flow information:
Interest paid	$8,267	$-	$828
Income tax paid	$-	$-	$-
Disposition of café assets in connection with café closings	$400,000	$-	$-
Forgiveness of non-recourse debt in connection with café closings	$(400,000)	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Rocky Mountain Transaction:
Acquisition of property and equipment through issuance
of notes payable	$-	$900,000	$-
Acquisition of franchise rights through issuance of common stock	$-	$800,000	$-
Other assets	$542,500	$-	$-
Management services payable	$(542,500)	$-	$-

CherryBerry Acquisition:
Acquisition of franchise rights and intangible assets
through issuance of common stock	$3,060,000	$-	$-

Yogli Mogli Acquisition:
Acquisition of franchise rights and intangible assets
through issuance of common stock	$212,500	$-	$-

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates in the financial statements are the fair value of the businesses acquired and the fair value of the Convertible Note.

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

Fair Value Election

As discussed in Note 8, the Company entered into a convertible note agreement with RMCF in January 2014 (the “Convertible Note”).  The Convertible Note contains a compound embedded derivative that requires separate accounting from the host debt instrument.  The Company elected the fair value option for the Convertible Note as management believes recording the note at fair value better reflects the underlying economics of the transaction.

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

The Company has consistently applied the valuation techniques discussed below in all periods presented. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2014 and 2013 by level within the fair value hierarchy:

February 28, 2014	Level 1	Level 2	Level 3	Total

Liabilities

Convertible Note	$-	$-	$7,970,666	$7,970,666

February 28, 2013	Level 1	Level 2	Level 3	Total

Liabilities

Convertible Note	$-	$-	$-	$-

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

The Company determined the fair value of the Convertible Note using the income valuation technique.  Because of the hybrid nature of the Convertible Note, the Company first valued the debt host contract, or straight “bond”, component using a discounted cash flow analysis, and then valued the compound embedded derivative features using a Flexible Monte Carlo simulation.  See Note 8 for discussion of the embedded features.  Significant inputs to the valuation model include the coupon rate, effective yield, volatility, expected return and implied equity value.  In addition, the following inputs were used in the Flexible Monte Carlo simulation to value the compound embedded derivative scenarios using different conversion dates, conversion rates, likelihood of default, conversion behavior and dilution of stock price on conversion.

The Company’s Convertible Note is included in the Level 3 fair value hierarchy because not all the significant inputs are directly or indirectly observable.

The following table summarizes the valuation techniques, models and significant unobservable inputs used for the Company’s Convertible Note (broken into its components), categorized within Level 3 of the fair value hierarchy:

Liabilities at Fair Value	Fair Value at February 28, 2014	Valuation Techniques / Model	Unobservable Inputs

Bond component	$6,177,626	Income approach using discounted cash flow model	Effective yield 13.75%

Embedded conversion features	$1,791,773	Income approach using flexible Monte Carlo simulation	Expected return ranging from 5% - 10% Implied Equity Value ranging from 5% - 10%

Significant increases (decreases) in the unobservable inputs used in the fair value measurements would result in a significantly lower (higher) fair value measurement.

The following table sets forth a reconciliation of changes in the fair value of the Convertible Note classified as Level 3 in the fair value hierarchy:

Balance, February 28, 2013	$-
Purchases	7,666,609
Payments	(988,000)
Unrealized loss	1,290,790
Subtotal	7,969,399
Undrawn commitment fees	1,267
Balance, February 28, 2014	$7,970,666

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

On January 16, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with RMCF pursuant to which RMCF agreed to loan the Company up to $7,750,000 (the “Convertible Note”).  As of February 28, 2014, the Company had borrowed $7,666,609 under this Loan Agreement and repaid $988,000, for a net principal balance of $6,678,609.  Interest accrues on the unpaid principal balance of the loan at the rate of 9% per annum, and is included in the principal balance. Principle and interest are due January 16, 2016.  The outstanding principal and interest is convertible at price of $0.90 and $0.45 per share of preferred stock, respectively, subject to adjustments upon occurrence of certain events.  Payment of the loan is secured by a security interest in all of the Company’s assets.

All payments of principal, interest and undrawn commitment fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF.  The Preferred Stock to be designated will pay cumulative dividends equal to 9% of the stated value of the Preferred Stock, have a liquidation preference, vote with the Company’s common stock on all matters submitted for a vote of holders of common stock, and be convertible at the option of the holder into shares of the Company’s common stock.

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

As discussed in Note 1, the Convertible Note contains a compound embedded derivative related to the conversion feature, equity indexed interest payments, down-round protection default conversion option, default interest and optional redemption feature.  The Company records the Convertible Note at fair value.

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

The unrealized loss of $1,290,790 includes the fair value adjustment of $1,290,790 and is included in the accompanying Consolidated Statements of Operations.  The fair value adjustment includes interest payable under the Convertible Note.

The Company is required to pay an undrawn commitment fee equal to 0.10% multiplied by the average daily difference between the loan commitment and the aggregate outstanding loan.  The undrawn commitment fee is payable in cash or preferred stock at $0.45 per share.

RMCF may convert outstanding principle, or any portion thereof, into shares of preferred stock by dividing the principal to be converted by $0.90 per share.  The conversion price is subject to adjustment for traditional recapitalizations.  In the event of default, RMCF has the right to convert the Convertible Note into shares of preferred stock at the lessor of $0.45 or the implied equity value, as defined in the loan agreement, multiplied by 3.

RMCF also entered into a management services agreement with the Company for $542,500 which will be due on January 16, 2016.  The management fee is convertible into preferred stock at $0.45 per share.  The management services agreement is for services to be provided through January 16, 2016.  The amount due is included in Notes Payable Related Party.

As of February 28, 2014 the Convertible Note due to RMCF consisted of the following:

February 28, 2014

Principal	$6,678,609
Undrawn commitment fees	1,267
Fair value adjustment/unrealized loss	1,290,790
Balance	7,970,666
Less: current maturities	-
Long-term obligations	$7,970,666

As of February 28, 2014 and 2013, total notes payable principal balance due to RMCF consisted of the following:
	February 28, 2014	February 28, 2013
Convertible note, secured, due 01/16/16 - principal	$6,679,876	$-
Construction loans, secured, due 9/15/18	116,867	-
Management services payable	542,500	-
Full-recourse, secured, due 12/14/18	-	503,655
Non-recourse, secured, due 12/14/19	-	402,924
Balance, principal	7,339,243	906,579
Less: current maturities	(22,837)	-
Long-term obligations, principal	$7,316,406	$906,579

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

The following table summarizes the Company’s note payable obligations and related accrued interest as of February 28, 2014:

For the Fiscal Year Ended February 28 or 29:	Amount
2015	$22,837
2016	7,246,622
2017	25,741
2018	27,329
2019	16,714
Thereafter	-
Total minimum payments	7,339,243
Less: current maturities	(22,837)

Long-term obligations	$7,316,406

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

NOTE 11 - OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the year ended February 28, 2014, the two months ended February 28, 2013 and the year ended December 31, 2013:

	February 28, 2014	February 28, 2014	December 31, 2012
Rent	$514,155	$74,695	$300,874
Real estate taxes, insurance and CAM fees	123,126	21,713	54,257
Utilities	131,836	14,705	79,177
Occupancy and related expenses	$769,117	$111,113	$434,308

NOTE 12 - INCOME TAXES

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the periods:

	February 28, 2014		February 28, 2013		December 31, 2012
U.S. federal statutory income tax rate	34.0%		34.0%		34.0%
State income tax – net of federal benefit	2.0%		0.0%		0.0%
Valuation of embedded derivatives	(61.0	) %	0.0%		0.0%
	(25.0	) %	34.0%		34.0%
Valuation allowance	25.0%		(34.0	) %	(34.0	) %
Effective tax rate	0.0%		0.0%		0.0%

U-SWIRL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2014

Significant components of the Company’s deferred income taxes are as follows:

	February 28, 2014	February 28, 2013	December 31, 2012
Deferred tax assets:
Net operating loss	$2,450,861	$2,166,726	$2,038,347
Asset acquisition expenses	210,608	-	-
	2,661,469	2,166,726	2,038,347
Less valuation allowance	(2,661,469)	(2,166,726)	(2,038,347)
Net deferred tax assets	$-	$-	$-

Company files income tax returns in the U.S. federal and various state taxing jurisdictions.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of February 28, 2014, the Company has recorded a full valuation allowance related to the realization of its deferred income tax assets.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations.  The result of the assessment of the Company's tax positions did not have an impact on the financial statements for the year ended February 28, 2014, the two months ended February 28, 2013 or the year ended December 31, 2012. The Company's federal tax returns for all years after 2010 and the Company's state tax returns after 2009 are subject to future examination by tax authorities for all of the Company's tax jurisdictions. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for year ended February 28, 2014, the two months ended February 28, 2013 and the year ended December 31, 2012.

In accordance with section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. Management has performed a preliminary evaluation as to whether a change in control has taken place, and has concluded that there was a change of control with respect to the net operating losses of the Company when RMCF acquired a majority ownership interest in January 2013.  The Company’s net operating losses expire starting in 2025.

The Company has estimated that its potential future tax deductions of its accumulated net operating losses, limited by section 382, to be approximately $1.0 million. The Company has recorded a valuation allowance for this amount to reflect the likelihood of realization of this deferred tax asset.

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

As of February 28, 2014 and 2013, the Company owed $290,978 and $11,792 to RMCF for inventories, restaurant equipment and various operating expenses, respectively.  In January 2014, the Company entered into a Convertible Note with RMCF.  See also Note 8.

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

Under the loan and security agreement with RMCF, RMCF agreed to loan us up to $7,750,000.  Interest accrues at the rate of 9% per annum, with the principal and unpaid accrued interest due January 16, 2016.  We are required to pay an undrawn commitment fee equal to 0.10% multiplied by the average daily difference between the loan commitment and the aggregate outstanding loan.  Payment of the loan is secured by a security interest in all of our assets.  All payments of principal, interest and undrawn commitment fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF.  The rights and preferences of the Preferred Stock include cumulative dividends equal to 9% of the stated value of $0.90 per share, a liquidation preference, the right to vote with our common stock on all matters submitted for a vote to holders of the common stock, and the right to convert into shares of our common stock.  We may prepay up to $2,100,000 of the outstanding amounts due at our option and without penalty in cash from the proceeds raised from (i) advances on rebates from our yogurt suppliers and (ii) the exercise of outstanding stock options and warrants.  We also have the option to redeem all amounts owed under the loan agreement at any time after January 16, 2015 at the rate of 108% of the total amounts owed, by making payment in cash, shares of Preferred Stock, or a combination thereof, at the option of RMCF.  At February 28, 2014, we owed $6,679,876 to RMCF under the convertible note.

RMCF also entered into a management services agreement with us for $542,500 which will be due on January 16, 2016.  The management fee is convertible into Preferred Stock at $0.45 per share.  The management services agreement is for services to be provided through January 16, 2016.  The amount due is included in Notes Payable Related Party.

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
101
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

U-SWIRL, INC.

Date: July 11, 2014	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer