Form 10-Q
period 2014-05-31
U-SWIRL, INC.
filed 2014-07-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [x]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x]Yes [ ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On June 30, 2014, the registrant had outstanding 17,815,484 and commitments to issue an additional 4,277,778 shares of its common stock, $.001 par value.

U-SWIRL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	February 28, 2014
	(Unaudited)
Assets
Current Assets
Cash	$3,504,904	$701,748
Accounts Receivable, less allowance for doubtful accounts of $10,000 and $10,000, respectively	540,922	1,418,960
Accounts Receivable, related party	13,628	11,989
Inventory	159,184	118,219
Prepaid Expenses	18,607	18,182
Total Current Assets	4,237,245	2,269,098

Leasehold Improvements, Property and Equipment, net	2,844,780	2,939,820

Other Assets
Deposits	79,938	72,185
Goodwill and other intangible assets, net	10,152,133	10,243,522
Other assets	472,307	541,645
Total Other Assets	10,704,378	10,857,352

Total Assets	$17,786,403	$16,066,270

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,257,397	$2,346,572
Accounts Payable, related party	196,846	290,978
Current Portion of long-term debt, related party	23,182	22,837
Total Current Liabilities	3,477,425	2,660,387

Deferred Rent	80,754	105,031
Deferred Revenue	1,468,614	1,658,647
Deferred Revenue, related party	30,000	30,000
Notes Payable, related party	8,346,133	8,607,196
Total Liabilities	13,402,926	13,061,261

Stockholders’ Equity
Preferred stock; $0.001 par value; 25,000,000 shares Authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares Authorized, 17,815,484 and 15,440,029 shares issued and Outstanding, respectively	17,815	15,440
Common Stock Payable	4,278	4,278
Additional paid-in Capital	13,381,130	12,381,600
Accumulated deficit	(9,019,746)	(9,396,309)
Total Stockholders’ Equity	4,383,477	3,005,009

Total Liabilities and Stockholders’ Equity	$17,786,403	$16,066,270

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended
	May 31, 2014	May 31, 2013

Revenues
Café Sales, net of discounts	$1,478,188	$1,378,249
Franchise Royalties and fees	1,022,891	339,157
Total Revenues	2,501,079	1,717,406

Café Operating Costs
Food, beverage and packaging costs	478,293	451,482
Labor and related expenses	327,924	268,341
Occupancy and related expenses	221,564	248,343
Franchise development	116,356	-
Marketing and advertising	148,730	34,509
General and Administrative	654,352	426,711
Depreciation and Amortization	226,100	105,578
Asset Acquisition Expenses	124,551	-
Fair Value Adjustment	(176,203)	-
Total costs and expenses	2,121,667	1,534,964

Income (Loss) from Operations	379,412	182,442

Interest Expense	(2,849)	(14,363)

Income (Loss) from continuing operations before income taxes	376,563	168,079

Provision for income taxes	-	-

Net income (loss)	$376,563	$168,079

Net income (loss) per common share, basic	$0.02	$0.01
Net income (loss) per common share, diluted	$0.02	$0.01

Weighted average common shares outstanding	20,614,668	14,402,088
Dilutive effect of stock options and warrants	2,693,865	951,666
Weighted average common shares outstanding, assuming dilution	23,308,533	15,353,754

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended
	May 31, 2014	May 31, 2013

Cash flows from operating activities
Net income (loss)	$376,563	$168,079
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	226,100	105,578
Fair value adjustment on notes payable, related party	(176,203)	-
Accrued interest on notes payable, related party	-	14,363
Costs of stock-based compensation	82,449	28,221
Changes in operating assets and liabilities
Accounts receivable, net	878,038	(68,307)
Inventory	(40,965)	(3,471)
Prepaid expenses	(425)	(2,447)
Deposits	(7,753)	(4,676)
Accounts payable and accrued liabilities	910,826	(124,606)
Accounts payable, related party	(94,132)	18,345
Deferred Rent	(24,277)	(20,023)
Deferred Revenue	(190,033)	(15,000)
Net cash provided by operating activities	1,940,188	96,056

Cash flow from investing activities
Accounts receivable, related party	(1,639)	(2,892)
Other Assets	69,338	1,526
Purchases of property and equipment	(39,672)	-
Net cash provided (used) by investing activities	28,027	(1,366)

Cash flows from financing activities
Proceeds from exercise of stock warrants	919,456	-
Payments on long term debt	(84,515)	-
Net cash provided by financing activities	834,941	-

Net change in cash	2,803,156	94,690

Cash, beginning of period	701,748	358,527

Cash, end of period	$3,504,904	$453,217

Supplemental disclosure of cash flow information
Interest Paid	1,725	-
Income tax paid	-	-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

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

The Company also entered into an asset acquisition with another operator and franchisor of self-serve frozen yogurt cafés, Fuzzy Peach Franchising, LLC (“Fuzzy Peach”), in February 2014, thereby adding 17 cafés. The Company paid $481,000 at closing, plus an earn-out, based upon royalty income generated by Fuzzy Peach cafés over the next twelve months, that could increase the purchase price by up to another $349,000. RMCF provided the funding for these acquisitions through a convertible note (the “Convertible Note”), which is secured by all of the Company’s assets.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2014.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

 As of May 31, 2014 the Company had the following locations:

Locations
Company-owned Cafés
CherryBerry	1
Yogli Mogli	4
U-Swirl	6
Aspen Leaf Yogurt	2
Franchised and licensed Cafés
Fuzzy Peach	20
Josie’s	10
CherryBerry	165
Yogli Mogli	22
U-Swirl	32
Aspen Leaf Yogurt	9
Yogurtini	27
Total	298

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended February 28, 2014.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended May 31, 2014 are not necessarily indicative of results for the full fiscal year.

Year-End - Effective January 14, 2013, the Company’s Board of Directors adopted a fiscal year ending on the last day of February.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates in the financial statements are in the fair value of the businesses acquired and the fair value of the Convertible Note.

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. There were no cash equivalents at May 31, 2014 or February 28, 2014.

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

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

Leasehold Improvements, Property and Equipment - Leasehold improvements, property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets, which range from five to ten years.   Leasehold improvements are amortized on the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Company-owned cafés under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to the appropriate asset group. As of May 31, 2014 and February 28, 2014, the Company did not have any construction-in-process.

The Company reviews its long-lived assets through analysis of fair value whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company’s policy is to review the recoverability of all assets, at a minimum, on an annual basis. Based on its evaluation, the Company has determined that no impairment exists as of May 31, 2014.

Deposits - Deposits consist of security and utility deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Goodwill and Other Intangible Assets - The Company records intangible assets acquired in a business combination under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Other intangible assets are amortized over their estimated useful lives.

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

Intangible assets are generally valued as the present value of estimated future cash flows expected to be generated from the asset using a risk-adjusted discount rate. Estimates and assumptions about future expected revenue and remaining useful lives of the assets are used when determining the fair value of the Company’s intangible assets.

Deferred Rent - Rent expense for company-owned leases, which provide for escalating rents over the terms of the leases, is recorded on a straight-line basis over the lease terms.  The lease terms begin when the Company has the right to control the use of the property, which was before rent payments were actually due under the leases.

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

Revenue earned as a franchisor is derived from cafés in the Company’s worldwide territory and includes initial franchise fees and royalties. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale up through the point at which the franchisee is able to open the franchised café, and the Company has no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of its other material pre-opening obligations. The Company defers revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised café, (1) the date on which all pre-opening services and obligations of the Company are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee. Royalties ranging from three to five percent of net café sales are recognized in the period in which they are earned.

Rebates received from purveyors that supply products to the Company’s franchisees are included in franchise royalties and fees. Rebates related to company-owned cafés are offset against café operating costs. Product rebates are recognized in the period in which they are earned.

The Company also recognizes a marketing and promotion fee of one percent of net café sales which are included in franchise royalties and fees.

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

When computing fair value of share-based compensation, the Company considers the following variables:

●	The expected option term is computed using the “simplified” method.
●	The expected volatility is based on the historical volatility of its common stock using the daily quoted closing trading prices.
●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.
●	The forfeiture rate is based on the historical forfeiture rate for its unvested stock options.

Income Taxes - The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company has significant net operating loss carryovers. In accordance with section 382 of the Internal Revenue Code, deductibility of net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses when 60% of the Company was acquired in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl, Inc.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed as net earnings (losses) divided by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and restricted stock units.

Fair Value Election - As discussed in Note 8, the Company entered into a convertible note agreement with RMCF in January 2014 (the “Convertible Note”). The Convertible Note contains a compound embedded derivative that requires separate accounting from the host debt instrument. The Company elected the fair value option for the Convertible Note as management believes recording the note at fair value better reflects the underlying economics of the transaction.

Fair Value Measurements - Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The valuation policies are determined by the Chief Executive Officer (the “CEO”). Each quarter, the CEO will update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

The Company has consistently applied the valuation techniques discussed below in all periods presented. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2014 and February 28, 2014 by level within the fair value hierarchy:

February 28, 2014	Level 1	Level 2	Level 3	Total
Liabilities
Convertible Note	$-	$-	$7,970,666	$7,970,666

May 31, 2014	Level 1	Level 2	Level 3	Total
Liabilities
Convertible Note	$-	$-	$7,715,529	$7,715,529

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

The following table summarizes the valuation techniques, models and significant unobservable inputs used for the Company’s Convertible Note (broken into its components), categorized within Level 3 of the fair value hierarchy:

Liabilities at Fair Value	Fair Value at May 31, 2014	Fair Value at February 28, 2014	Valuation Techniques / Model	Unobservable Inputs
Bond component	$6,211,226	$6,177,626	Income approach using discounted cash flow model	Effective yield 13.15%
Embedded conversion features	$1,501,913	$1,791,773	Income approach using flexible Monte Carlo simulation	Expected return ranging from 5% - 10% Implied Equity Value ranging from 5% - 10%

Significant increases (decreases) in the unobservable inputs used in the fair value measurements would result in a significantly lower (higher) fair value measurement.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

The following table sets forth a reconciliation of changes in the fair value of the Convertible Note classified as Level 3 in the fair value hierarchy:

Balance, February 28, 2014	$7,970,666
Purchases	372,007
Payments	(452,064)
Unrealized gain	(176,203)
Subtotal	7,714,406
Undrawn commitment fees	1,123
Balance, May 31, 2014	$7,715,529

Accounting Policy for Ownership Interests in Investees - The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all material intercompany accounts, transactions, and profits.

New Accounting Pronouncements - In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard.

3.     ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at May 31, 2014 and February 28, 2014:

	May 31, 2014	February 28, 2014
Accounts receivable, trade	$282,024	$175,348
Allowance for doubtful accounts	(10,000)	(10,000)
Accounts receivable, other	268,898	1,253,612

Accounts receivable, net	$540,922	$1,418,960

Accounts receivable, related party	$13,628	$11,989

4.     INVENTORY

As of May 31, 2014 and February 28, 2014, inventory consisted of the following:

	May 31, 2014	February 28, 2014
Food and beverages	$92,525	$61,108
Paper products	10,888	28,054
Supplies	55,771	29,057
Inventory	$159,184	$118,219

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

 5.     LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of May 31, 2014 and February 28, 2014:

	May 31, 2014	February 28, 2014
Café equipment	$1,592,921	$1,580,650
Furniture and fixtures	585,242	573,421
Computer equipment	187,396	184,646
Vehicles	30,342	30,342
Leasehold improvements	2,092,057	2,079,227
	4,487,958	4,448,286
Less: accumulated depreciation	(1,643,178)	(1,508,466)
Leasehold improvements, property and equipment, net	$2,844,780	$2,939,820

Depreciation expense for the three months ended May 31, 2014 and 2013 was $134,712 and $105,578, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2014 and February 28, 2014 consist of the following:

		May 31, 2014		February 28, 2014
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademark/Non competition agreements	5-20 Years	590,000	13,066	590,000	5,226
Franchise Rights	20 Years	6,580,034	174,335	6,580,034	90,786
Total		7,170,034	187,401	7,170,034	96,012
Intangible assets not subject to amortization
Franchising segment- Company stores goodwill		109,000	-	109,000	-
Franchising goodwill		3,060,500	-	3,060,500	-
Total Goodwill		3,169,500	0	3,169,500	0

Total intangible assets		$10,339,534	$187,401	$10,339,534	$96,012

Amortization expense related to intangible assets totaled $91,388 and $0 during the three months ended May 31, 2014 and 2013, respectively.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

At May 31, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2015	$280,431
2016	411,477
2017	457,050
2018	479,809
2019	492,502
Thereafter	4,861,364
Total	$6,982,633

7.     DEFERRED REVENUE

The Company deferred franchisee fees, area development agreement fees and rebate income of $1,498,614 and $1,688,647 as of May 31, 2014 and February 28, 2014, respectively. Of the total amount deferred, and as reflected on the balance sheet, a portion relates to related parties. See Note 14.

8.     NOTES PAYABLE, RELATED PARTY

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

On January 16, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with RMCF pursuant to which RMCF agreed to loan the Company up to $7,750,000. As of May 31, 2014, the Company had borrowed $8,038,616 under this Loan Agreement and repaid $1,440,064, for a net principal balance of $6,598,552. Interest accrues on the unpaid principal balances of the loans at the rate of 9% per annum, and is included in the principal balance. Principal and interest are due January 16, 2016. The outstanding principal and interest is convertible at prices of $0.90 and $0.45 per share of preferred stock, respectively, subject to adjustments upon the occurrence of certain events. Payment of the loans is secured by a security interest in all of the Company’s assets.

All payments of principal, interest and fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF. The Preferred Stock to be designated will pay cumulative dividends equal to 9% of the stated value of the Preferred Stock, have a liquidation preference, vote with the Company’ s common stock on all matters submitted for a vote of holders of common stock, and be convertible at the option of the holder into shares of the Company’s common stock.

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

As discussed in Note 1, the Convertible Note contains a compound embedded derivative related to the conversion feature, equity indexed interest payments, down-round protection default conversion option, default interest and optional redemption feature. The Company records the Convertible Note at fair value.

The unrealized gain of $176,203 includes the fair value adjustment of $176,203 and is included in the accompanying Consolidated Statements of Operations. The fair value adjustment includes interest payable under the Convertible Note.

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

RMCF also entered into a management services agreement with the Company for $542,500 which will be due on January 16, 2016 and the expense associated with this service agreement will be expensed until the fee is due. The management fee is convertible into preferred stock at $0.45 per share. The management services agreement is for services to be provided through January 16, 2016. The amount due is included in Notes Payable Related Party.

As of May 31, 2014 and February 28, 2014, the convertible note due to RMCF consisted of the following:

	May 31, 2014	February 28, 2014

Principal	$6,598,552	$6,678,609
Undrawn commitment fees	2,390	1,267
Fair value adjustment	1,114,587	1,290,790
Balance	$7,715,529	$7,970,666
Less: current maturities	-	-
Long-term obligations	$7,715,529	$7,970,666

As of May 31, 2014 and February 28, 2014, notes payable due to RMCF consisted of the following:

	May 31, 2014	February 28, 2014

Convertible note, secured, due 1/16/16 - principal	$6,600,942	$6,679,876
Construction Loans, secured, due 9/15/18 - principal	111,286	116,867
Management services payable	542,500	542,500
Balance, principal	$7,254,728	$7,339,243
Less: current maturities	(23,182)	(22,837)
Long-term obligations	$7,231,546	$7,316,406

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

The following table summarizes annual maturities of our notes payable as of May 31, 2014:

Amount

2015	$17,256
2016	8,282,275
2017	25,741
2018	27,329
Thereafter	16,714
Total minimum payments	8,369,315
Less: current maturities	(23,182)

Long-term obligations	$8,346,133

9.     FRANCHISE ROYALTIES AND FEES

During the three months ended May 31, 2014 and 2013, the Company recognized the following franchise royalties and fees:

	May 31, 2014	May 31, 2013
Royalty income	$706,550	$192,006
Franchise fee income	12,000	15,000
Rebate income from purveyors that supply products to franchisees	170,708	89,581
Marketing fees	133,633	42,570
Franchise royalties and fees	$1,022,891	$339,157

10.     OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the three months ended May 31, 2014 and 2013:

	May 31, 2014	May 31, 2013
Rent	$125,299	$169,597
Real estate taxes, insurance and CAM fees	48,027	48,424
Utilities	48,238	30,322
Occupancy and related expenses	$221,564	$248,343

11.     STOCKHOLDERS’ EQUITY

During the three months ended May 31, 2014 the Company issued 250,000 shares of restricted common stock to its non-employee directors for services pursuant to its Non-Employee Director Compensation Program (the “Program”). Stock granted pursuant to the Program is immediately vested on the grant date. Associated with this award the Company has recorded stock-based compensation expense of $77,500, representing the estimated fair value on the date of grant. No shares were awarded during the three months ended May 31, 2013.

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option pricing model. Options awarded in November 2011 and expensed until vested, in November 2013, were valued using the following assumptions: volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method). During the three months ended May 31, 2014, the Company recognized $4,845 of expense associated with previously awarded restricted stock, compared to $4,845 of expense recognized in the three months ended May 31, 2013.

During the three months ended May 31, 2014 the Company did not recognize any expense associated with stock options, compared to $23,376 recognized in the three months ended May 31, 2013.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

On January 14, 2013, the Company granted 759,999 shares of restricted common stock to its officers and directors for services. In accordance with the terms of the grant, the shares vest at a rate of 20% per year for a five year period; are subject to forfeiture; and are issued at vesting. The Company has recorded prepaid stock-based compensation of $96,900 representing the estimated fair value on the date of grant, and will amortize the fair value of the shares to officer compensation expense ratably over the five year vesting period.

The following is a summary of the Company’s non-vested restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (years)

Outstanding - February 28, 2014	607,998	0.1275	3.88
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding - May 31, 2014	607,998	$0.1275	3.62

12.	STOCK OPTIONS

On June 27, 2007, the stockholders of our Company adopted the 2007 Stock Option Plan which currently permits the granting of options to purchase up to 1,544,002 shares. The 2007 Stock Option Plan will remain in effect until it is terminated by the board of directors except that no incentive stock option will be granted after June 26, 2017. On April 20, 2011, the stockholders of our Company adopted the 2011 Stock Option Plan which permits the granting of options to purchase up to 750,000 shares.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value

Outstanding - February 28, 2014	762,000	$0.38	2.37	$360,840
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - May 31, 2014	762,000	$0.38	2.12	$255,227
Exercisable - May 31, 2014	762,000	$0.38	2.12	$255,227

During the three months ended May 31, 2014 and 2013, the Company expensed $0 and $23,376 related to stock option grants, respectively.

13.     WARRANTS

In April 2014, the Company called its outstanding Class C Warrants for redemption. Pursuant to a notice of redemption, the holders of the Class C Warrants were given until the close of business on May 22, 2014 to exercise their outstanding warrants at $0.60 per share. Thereafter, any remaining unexercised warrants were cancelled and represent only the right to receive a redemption price of $0.05 per warrant. During the quarter ended May 31, 2014 a total of 1,515,882 Class C Warrants and 44,312 underwriter's warrants were exercised for gross proceeds of $930,799. The Company deposited $11,343 with the warrant redemption agent to pay the warrant redemption price for the 226,865 Class C Warrants that were not exercised prior to the redemption date

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

On April 21, 2014, the Company and RMCF agreed to modify the warrant issued to RMCF in January 2013, which allowed RMCF to maintain its pro-rata ownership interest if existing stock options and/or warrants were exercised. Under that warrant, RMCF had the right to purchase 1.5 times the number of shares of common stock issued upon exercise of the Company’s Class C warrant. Pursuant to the modification, RMCF agreed to exercise that portion of the warrant which corresponded to the exercise of the Class C warrant to the fullest extent possible on a “cashless exercise” basis immediately after the redemption date for the Class C Warrants. A total of 565,261 shares of common stock were issued to RMCF as a result.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value
Outstanding - February 28, 2014	6,023,247	$0.62	1.8	$1,751,764
Granted	-	-
Exercised	(4,032,397)	0.60
Forfeited/Cancelled	(297,850)	0.60
Outstanding - May 31, 2014	1,693,000	$0.66	1.97	$461,865
Exercisable - May 31, 2014	333,532	$0.96	1.65	$65,337

During the three months ended May 31, 2014 and 2013, the Company expensed $0 and $0 related to stock warrants issued, respectively.

14.     RELATED PARTY TRANSACTIONS

The Company was owed $13,628 and $11,989 as of May 31, 2014 and February 28, 2014, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s Chief Marketing Officer. The corporate secretary and treasurer of the franchisee is also the Company’s corporate secretary.

As of May 31, 2014 and February 28, 2014, the Company owed $196,846 and $290,978, respectively, to RMCF for inventories and various operating expenses. See also Note 8, Notes Payable, Related Party.

As of May 31, 2014 and February 28, 2014, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s Chief Executive Officer and Chief Operating Officer have a minority interest.

15.     SUBSEQUENT EVENTS

In June 2014, the Company entered into a definitive agreement to sell three company-owned cafés. The Company received a deposit of $600,000 from the buyer in May 2014 to secure the rights to acquire the assets through definitive agreement. These cafés were acquired in January 2014 as part of the Yogli Mogli Acquisition. The Company believes that the sale of these assets will approximate the preliminary value assigned to the assets and that the sale of the assets will not have a material impact on results of operations.

In June 2014, the Company paid $1,057,465 towards the convertible promissory note outstanding with RMCF. This payment was the result of the Company receiving proceeds on the sale of assets and proceeds from the exercise of outstanding warrants during the three months ended May 31, 2014.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2014

NOTE 16 – ASSET ACQUISITION EXPENSES

On January 17, 2014, the Company entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, the Company purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. The Company also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, the Company purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014 the Company entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. Associated with these transactions, the Company recorded net restructuring charges of $124,551 during the three months ended May 31, 2014.

Restructuring and acquisition charges incurred were comprised of the following for the three months ended May 31:

2014
Professional fees	$104,876
Severance/transitional compensation	16,550
Other	3,125

Total	$124,551

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

After experiencing continued operating losses with our EVOS restaurants, we decided to diversify into another healthy fast food concept and acquired the worldwide rights to U-Swirl Frozen Yogurt (“U-Swirl”) on September 30, 2008. We opened our first company-owned U-Swirl café in the Las Vegas Metropolitan Statistical Area (“Las Vegas MSA”) in March 2009, and we have since developed five more company-owned cafés in the Las Vegas MSA. In addition, the original U-Swirl café in Henderson, Nevada, continues to operate as a franchisee.

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

As of May 31, 2014, we had 13 company-owned cafés and 285 franchised cafés. Management is focusing its efforts on nurturing its relationship with new franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements. Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

Results of Operations

For the three months ended May 31, 2014, company-owned U-Swirl cafés generated $1,478,188 in sales, net of discounts, as compared to sales of $1,378,249 for the comparable period in 2013, an increase of 7%. The increase is due primarily to the closing of underperforming locations in the prior fiscal year combined with the acquisition of additional locations in January 2014. There were 13 company-owned cafés for the three months ended May 31, 2014, as compared to 14 for the three months ended May 31, 2013.

Our café operating costs in the three months ended May 31, 2014 were $1,027,781 or 70% of net sales revenues, resulting in café operating margin of $450,407. For the three months ended May 31, 2013, our café operating costs were $968,166, or 70% of net sales revenues, resulting in café operating margin of $410,083.

For the three months ended May 31, 2014, we generated franchise fee income of $12,000, royalty income of $706,550, rebate income of $170,708 and marketing fees of $133,633 as compared to franchise fee income of $15,000, royalty income of $192,006, rebate income of $89,581 and marketing fees of $42,570 during the three months ended May 31, 2013. During the three months ended May 31, 2014, we had 285 franchised cafés in operation for all or part of that period, as compared to 57 during the three months ended May 31, 2013.

Franchise development expense increased to $116,356 in the three months ended May 31, 2014, compared to no amount in the three months ended May 31, 2013. This increase is the result of an increase in franchise units outstanding and the costs associated with supporting these franchise systems.

Marketing and advertising expenses were $148,730 for the three months ended May 31, 2014 as compared to $34,509 for the three months ended May 31, 2013. This increase is a result of acquiring additional yogurt brands and the increased expenses related to having more franchised cafés in our network.

For the three months ended May 31, 2014, general and administrative expense increased by $227,641 due primarily to the award of stock to directors, compensation related costs and service fees payable for services provided by RMCF.

Depreciation and amortization expense increased by $120,522, due primarily to the amortization of franchise rights and trademarks associated with business acquisitions that occurred in January 2014 and the inclusion of additional fixed assets purchased in connection with the acquisition of five additional company owned cafés in January 2014.

Asset acquisition related expenses increased to $124,551 in the three months ended May 31, 2014, compared to no amount during the three months ended May 31, 2013. This increase was the result of the substantial business acquisitions that occurred in the fourth quarter of the prior fiscal year.

We generated income from operations of $379,412 in the three months ended May 31, 2014, as compared to $182,442 in the three months ended May 31, 2013. The increase in income from operations is primarily a result of increased franchise royalties and fees.

Interest expense decreased by $11,514 for the 2014 period due to the closure of four non-recourse financed locations in the prior fiscal year and the associated elimination of those notes payable, partially offset by the monthly payments on our construction loans.

As a result of the factors described above, we generated net income of $376,563 for the 2014 period, as compared to $168,079 for the comparable 2013 period.

Liquidity and Financial Condition

At May 31, 2014, we had working capital of $759,820 and cash of $3,504,904. At February 28, 2014, we had a working capital deficit of $391,289 and cash of $701,748.

For the three months ended May 31, 2014, we had net income of $376,563. Operating activities provided cash of $1,940,188, with the principal adjustment to reconcile the net income to net cash provided by operating activities being the change in accounts receivable of $878,038 and the change in accounts payable and liabilities of $910,826. During the comparable 2013 period, we had net income of $168,079, and operating activities provided cash of $96,056. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $105,578.

During 2014, investing activities provided cash of $28,027, primarily due to a net change in other assets partially offset by purchases of property and equipment. In comparison, investing activities used cash of $1,366 during the 2013 period primarily due to an increase in amounts due from U Create Enterprises, a related party, for supplies it purchased from us.

Financing activities provided cash of $834,941 for the three months ended May 31, 2014 and did not provide or use cash during the prior year period. This was primarily due to proceeds from the exercise of stock warrants.

Accounts receivable decreased from $1,418,960 at February 28, 2014 to $540,922 at May 31, 2014, due primarily to the receipt of gift card funds receivable at February 28, 2014.

Accounts payable and accrued liabilities increased $910,825 from $2,346,572 at February 28, 2014 to $3,257,397 at May 31, 2014, due primarily to the receipt of a $600,000 deposit by a buyer towards the purchase of three Company-owned Cafés and an increase in gift card liabilities.

Accounts payable, related party, decreased from $290,978 at February 28, 2014 to $196,846 at May 31, 2014. These are amounts owed to RMCF for inventories and various operating expenses. The decrease is primarily the result of professional fees payable to RMCF at February 28, 2014 being applied to our Promissory Note with this related party.

At May 31, 2014 we recorded $1,468,614 of deferred revenue compared to $1,658,647 at February 28, 2014.This deferred revenue is in connection with the development fees from area development agreements signed prior to those dates and advances received on rebate income from suppliers to our network of franchise locations. Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories. We recognize the rebate revenue when product is sold to participating locations and our rebate becomes earned.

Plan of Operations

The amounts owed under contractual obligations, together with approximately $175,000 per month to cover our fixed overhead expenses, are what we require to maintain our existing operations, which now include the ALY, Yogurtini, Fuzzy Peach, Josie’s, CherryBerry and Yogli Mogli chains. Although we have historically experienced losses from operations, including recently, based on our current projections which assume a continued increase in revenues, we believe that the operation of our company-owned cafés and revenues from franchise royalties and fees will provide sufficient cash to maintain our existing operations indefinitely.

For the current fiscal year ending February 28, 2015, we anticipate significantly increased revenues from franchise royalties and fees with the inclusion of the additional yogurt chains. We expect that our non-café operating expenses will increase over fiscal year 2014 levels, however, we believe we have achieved economies of scale, through business acquisitions, to more than offset the additional expenses in the current fiscal year.

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

Deposits. Deposits consist of security and utility deposits for multiple locations and a sales tax deposit held with the state of Nevada.

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

The difference between the rent expense and the actual amount payable under the terms of the leases is recorded as a leasehold improvement asset and deferred rent liability on the balance sheets and as a component of operating activities on the statements of cash flows.

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

We also recognize a marketing and promotion fee of one percent of net café sales which are included in franchise royalties and fees.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rule 13a-15(e) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014, being the date of our most recently completed fiscal quarter end. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, Ulderico Conte. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective.

During the quarter ended May 31, 2014, we began utilizing RMCF for support services related to information technology and financial reporting services. By so doing, we believe that we now have full segregation of duties within our financial operations.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
2.3	Asset Purchase Agreement among U-Swirl, Inc., CherryBerry Enterprises LLC, CherryBerry Corporate LLC, and CherryBerry LLC, dated January 17, 2014 (2)
2.4	Asset Purchase Agreement among U-Swirl, Inc., Yogli Mogli Franchise LLC, Yogli Mogli LLC, Yogli Mogli Newnan LLC, Yogli Mogli Enterprises LLC, and Yogli Mogli Wheaton, LLC dated January 17, 2014 (2)
3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended Bylaws (3)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(4)
4.1	Form of common stock certificate (5)
4.2	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
4.3	Letter modifying Warrant issued to Rocky Mountain Chocolate Factory, Inc. (6)
10.1	2007 Stock Option Plan, as amended (3)
10.2	2011 Stock Option Plan (4)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.9	Form of Employment Agreement between U-Swirl, Inc. and its executive officers (1)
10.10	Form of Restricted Stock Agreement (included in Exhibit 10.9)

Regulation S-K Number	Exhibit
10.11	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
10.12	Secured Promissory Notes dated July 16, 2013 to Rocky Mountain Chocolate Factory, Inc. (8)
10.13	Loan and Security Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 16, 2014 (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer
101*

Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended May 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

U-SWIRL, INC.

July 15, 2014	By:	/s/ Ulderico Conte
Ulderico Conte, Chief Executive Officer
and Interim Chief Financial Officer