Form 10-Q
period 2014-08-31
U-SWIRL, INC.
filed 2014-10-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-53130

U-SWIRL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2092180 (IRS Employer Identification No.)

265 Turner Dr, Durango, CO 81303

(Address of principal executive offices, including zip code)

(702) 586-8700

(Registrant’s telephone number, including area code)

1175 American Pacific, Suite C, Henderson, Nevada 89074

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

On September 30, 2014, the registrant had outstanding 17,815,484 and commitments to issue an additional 4,277,778 shares of its common stock, $.001 par value

U-SWIRL, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2014	February 28, 2014
	(Unaudited)
Assets
Current Assets
Cash	$2,668,618	$701,748
Accounts Receivable, less allowance for doubtful accounts of $68,000 and $10,000, respectively	613,175	1,418,960
Accounts Receivable, related party	-	11,989
Current Portion of Notes Receivable	78,856	-
Inventory	158,554	118,219
Deferred Tax Assets, Current	111,689	-
Prepaid Expenses	65,053	18,182
Total Current Assets	3,695,945	2,269,098

Leasehold Improvements, Property and Equipment, net	1,731,575	2,939,820

Other Assets
Notes Receivable, less current portion	206,442	-
Deposits	80,715	72,185
Goodwill and other intangible assets, net	9,974,745	10,243,522
Other assets	402,970	541,645
Total Other Assets	10,664,872	10,857,352

Total Assets	$16,092,392	$16,066,270

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,791,315	$2,346,572
Accounts Payable, related party	164,710	290,978
Current Portion of long-term debt, related party	24,257	22,837
Total Current Liabilities	2,980,282	2,660,387

Deferred Rent	61,968	105,031
Deferred Income Taxes	29,981	-
Deferred Revenue	1,251,114	1,658,647
Deferred Revenue, related party	30,000	30,000
Notes Payable, related party	7,225,384	8,607,196
Total Liabilities	11,578,729	13,061,261

Stockholders’ Equity
Preferred stock; $0.001 par value; 25,000,000 shares
Authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares Authorized, 17,815,484 and 15,440,029 shares issued and Outstanding, respectively	17,815	15,440
Common Stock Payable	4,278	4,278
Additional paid-in Capital	13,424,638	12,381,600
Accumulated deficit	(8,933,068)	(9,396,309)
Total Stockholders’ Equity	4,513,663	3,005,009

Total Liabilities and Stockholders’ Equity	$16,092,392	$16,066,270

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	August 31, 2014	August 31, 2013	August 31, 2014	August, 31, 2013

Revenues
Café Sales, net of discounts	$1,305,268	$1,253,473	$2,783,456	$2,631,722
Franchise Royalties and fees	1,186,655	438,987	2,209,546	778,144
Total Revenues	2,491,923	1,692,460	4,993,002	3,409,866

Café Operating Costs
Food, beverage and packaging costs	482,019	378,184	960,312	829,666
Labor and related expenses	283,020	350,508	610,944	618,849
Occupancy and related expenses	184,306	232,284	405,870	480,627
Franchise development	107,165	-	223,521	-
Marketing and advertising	162,769	54,245	311,499	88,754
General and Administrative	533,154	399,419	1,187,506	826,130
Depreciation and Amortization	206,735	105,370	432,835	210,948
Restructuring and Asset Acquisition Expenses	503,526	-	628,077	-
Fair Value Adjustment	(64,588)	-	(240,791)	-
Total costs and expenses	2,398,106	1,520,010	4,519,773	3,054,974

Income from Operations	93,817	172,450	473,229	354,892

Other Income (Expense)
Interest Expense	(9,686)	(12,658)	(12,535)	(27,021)
Interest Income	2,547	-	2,547	-
Other Expense, net	(7,139)	(12,658)	(9,988)	(27,021)

Income from continuing operations before income taxes	86,678	159,792	463,241	327,871

Provision for income taxes	-	-	-	-

Net income	$86,678	$159,792	$463,241	$327,871

Net income per common share, basic	$0.00	$0.01	$0.02	$0.02
Net income per common share, diluted	$0.00	$0.01	$0.01	$0.02

Weighted average common shares outstanding and stock payable	22,093,262	14,618,256	21,353,965	14,510,172
Dilutive effect of stock options and warrants	1,453,078	1,717,039	2,073,472	1,334,352
Weighted average common shares outstanding and stock payable, assuming dilution	23,546,340	16,335,295	23,427,437	15,844,524

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	August 31, 2014	August 31, 2013
Cash flows from operating activities
Net income	$463,241	$327,871
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	432,835	210,948
Fair value adjustment on notes payable, related party	(240,791)	-
Accrued interest on notes payable, related party	-	27,021
Costs of stock-based compensation	152,518	41,525
Asset Impairment	243,000	-
Provision for loss on accounts receivable	58,000	-
Gain on sale of property and equipment	(5,195)	-
Changes in operating assets and liabilities
Accounts receivable, net	1,030,285	(53,901)
Inventory	(40,335)	3,992
Prepaid expenses	(47,138)	(106,114)
Deposits	(8,530)	(403)
Accounts payable and accrued liabilities	444,743	(54,451)
Accounts payable, related party	(63,768)	(11,792)
Deferred Rent	(43,063)	(34,171)
Deferred Revenue	(407,533)	(38,611)
Deferred Taxes	(81,708)	-
Net cash provided by operating activities	1,886,561	311,914

Cash flow from investing activities
Accounts receivable, related party	11,989	(301)
Proceeds received on Notes Receivable	10,103	-
Additions to Notes Receivable	(295,401)	-
Construction in Progress	-	(64,501)
Other Assets	138,676	3,051
Proceeds from sale of assets	525,000
Purchases of property and equipment	(63,352)	-
Net cash provided (used) by investing activities	327,015	(61,751)

Cash flows from financing activities
Proceeds from exercise of stock warrants	892,895	-
Proceeds from notes payable, related party	-	64,501
Proceeds from issuance of common stock	-	3,500
Payments on long term debt	(1,139,601)	-
Net cash provided (used) by financing activities	(246,706)	68,001

Net change in cash	1,966,870	318,164

Cash, beginning of period	701,748	358,527

Cash, end of period	$2,668,618	$676,691

Supplemental disclosure of cash flow information
Interest Paid	3,366	-
Income tax paid	-	-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

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

As a result of the change in control occurring in connection with the aforementioned transactions, the Company has been deemed to have been acquired by RMCF. Following the Rocky Mountain Transaction, the Company retained a significant minority interest of the issued and outstanding common stock. Due to the significant minority interest, the fair value increments and decrements have not been included in the accompanying financial statements. As the accounting acquirer, RMCF consolidates the Company’s results of operations in its financial statements. RMCF trades on the NASDAQ Global Market under the trading symbol “RMCF”.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2014.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

As of August 31, 2014 the Company had the following locations:

Locations
Company-owned Cafés
CherryBerry	1
Yogli Mogli	1
U-Swirl	6
Aspen Leaf Yogurt	1
Franchised and licensed Cafés
Fuzzy Peach	19
Josie’s	8
CherryBerry	168
Yogli Mogli	24
U-Swirl	32
Aspen Leaf Yogurt	10
Yogurtini	26
Total	296

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Year-End - Effective January 14, 2013, the Company’s Board of Directors adopted a fiscal year ending on the last day of February.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates include the fair value of the businesses acquired and the fair value of the Convertible Note.

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. There were no cash equivalents at August 31, 2014 or February 28, 2014.

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

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

Company-owned cafés under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to the appropriate asset group. As of August 31, 2014 and February 28, 2014, the Company did not have any construction-in-process.

The Company reviews its long-lived assets through analysis of fair value whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company’s policy is to review the recoverability of all assets, at a minimum, on an annual basis. Based on its evaluation, the Company has determined that an impairment of $243,000 exists as of August 31, 2014.

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

Earnings (Loss) per Share - Basic earnings (loss) per share is computed as net earnings (losses) divided by the weighted average number of common shares outstanding and stock payable during each year. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and restricted stock units.  Stock payable is considered in the calculation of earnings (loss) per share when the Company believes that all conditions of the issuance have been met, or are reasonably likely to be met. At August 31, 2014 the company included 4,277,778 shares of stock payable in the calculation of earnings (loss) per share.

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

The valuation policies are determined by the Chief Financial Officer (the “CFO”). Each quarter, the CFO will update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

The Company has consistently applied the valuation techniques discussed below in all periods presented. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2014 and February 28, 2014 by level within the fair value hierarchy:

February 28, 2014	Level 1	Level 2	Level 3	Total
Liabilities

Convertible Note	$-	$-	$7,970,666	$7,970,666

August 31, 2014	Level 1	Level 2	Level 3	Total
Liabilities

Convertible Note	$-	$-	$6,601,522	$6,601,522

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

The following table summarizes the valuation techniques, models and significant unobservable inputs used for the Company’s Convertible Note (broken into its components), categorized within Level 3 of the fair value hierarchy:

Liabilities at Fair Value	Fair Value at August 31, 2014	Fair Value at February 28, 2014	Valuation Techniques / Model	Unobservable Inputs
Bond component	$5,302,194	$6,177,626	Income approach using discounted cash flow model	Effective yield ranging from 12.5%-20%
Embedded conversion features	$1,288,892	$1,791,773	Income approach using flexible Monte Carlo simulation	Expected return ranging from 5% - 10% Implied Equity Value ranging from 5% - 10%

Significant increases (decreases) in the unobservable inputs used in the fair value measurements would result in a significantly lower (higher) fair value measurement.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

The following table sets forth a reconciliation of changes in the fair value of the Convertible Note classified as Level 3 in the fair value hierarchy:

Balance, February 28, 2014	$7,970,666
Purchases	372,007
Payments	(1,509,529)
Unrealized gain	(240,791)
Subtotal	6,592,353
Undrawn commitment fees	9,169
Balance, August 31, 2014	$6,601,522

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at August 31, 2014 and February 28, 2014:

	August 31, 2014	February 28, 2014
Accounts receivable, trade	$298,919	$175,348
Allowance for doubtful accounts	(68,000)	(10,000)
Accounts receivable, other	382,256	1,253,612

Accounts receivable, net	$613,175	$1,418,960

Accounts receivable, related party	$-	$11,989

4.	INVENTORY

As of August 31, 2014 and February 28, 2014, inventory consisted of the following:

	August 31, 2014	February 28, 2014
Food and beverages	$95,470	$61,108
Paper products/Supplies	63,084	57,111
Inventory	$158,554	$118,219

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

5.	LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of August 31, 2014 and February 28, 2014:

	August 31, 2014	February 28, 2014
Café equipment	$1,304,752	$1,580,650
Furniture and fixtures	494,718	573,421
Computer equipment	150,625	184,646
Vehicles	30,342	30,342
Leasehold improvements	1,690,030	2,079,227
Provision for asset impairment	(243,000)
	3,427,467	4,448,286
Less: accumulated depreciation	(1,695,892)	(1,508,466)
Leasehold improvements, property and equipment, net	$1,731,575	$2,939,820

Depreciation expense for the six months ended August 31, 2014 and 2013 was $250,058 and $210,948, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets at August 31, 2014 and February 28, 2014 consist of the following:

	August 31, 2014					February 28, 2014

	Amortization Period (years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademark/Non competition agreements	5	-	20	590,000	20,906	590,000	5,226
Franchise Rights		20		6,580,034	257,883	6,580,034	90,786
Total				7,170,034	278,789	7,170,034	96,012
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				23,000	-	109,000	-
Franchising goodwill				3,060,500	-	3,060,500	-
Total Goodwill				3,083,500	0	3,169,500	0

Total intangible assets				$10,253,534	$278,789	$10,339,534	$96,012

Amortization expense related to intangible assets totaled $182,777 and $0 during the six months ended August 31, 2014 and 2013, respectively.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

At August 31, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2015	$189,043
2016	411,477
2017	457,050
2018	479,809
2019	492,502
Thereafter	4,861,364
Total	$6,891,245

7.	DEFERRED REVENUE

The Company deferred franchisee fees, area development agreement fees and rebate income of $1,281,114 and $1,688,647 as of August 31, 2014 and February 28, 2014, respectively. Of the total amount deferred, and as reflected on the balance sheet, a portion relates to related parties. See Note 14.

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

On January 16, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with RMCF pursuant to which RMCF agreed to loan the Company up to $7,750,000. As of August 31, 2014, the Company had borrowed $8,038,616 under this Loan Agreement and repaid $2,497,529, for a net principal balance of $5,541,087. Interest accrues on the unpaid principal balances of the loans at the rate of 9% per annum, and is included in the principal balance. Principal and interest are due January 16, 2016. The outstanding principal and interest is convertible at prices of $0.90 and $0.45 per share of preferred stock, respectively, subject to adjustments upon the occurrence of certain events. Payment of the loans is secured by a security interest in all of the Company’s assets.

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

As discussed in Note 2, the Convertible Note contains a compound embedded derivative related to the conversion feature, equity indexed interest payments, down-round protection default conversion option, default interest and optional redemption feature. The Company records the Convertible Note at fair value.

The unrealized gain of $240,791 is recorded as the fair value adjustment in the accompanying Consolidated Statements of Operations. The fair value adjustment includes interest payable under the Convertible Note.

The Company is required to pay an undrawn commitment fee equal to 0.10% multiplied by the average daily difference between the loan commitment and the aggregate outstanding loan. The undrawn commitment fee is payable in cash or preferred stock at $0.45 per share.

RMCF may convert outstanding principal, or any portion thereof, into shares of preferred stock by dividing the principal to be converted by $0.90 per share. The conversion price is subject to adjustment for traditional recapitalizations. In the event of default, RMCF has the right to convert the Convertible Note into shares of preferred stock at the lessor of $0.45 or the implied equity value, as defined in the loan agreement, multiplied by 3.

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

As of August 31, 2014 and February 28, 2014, the convertible note due to RMCF consisted of the following:

	August 31, 2014	February 28, 2014

Principal	$5,541,087	$6,678,609
Undrawn commitment fees	10,436	1,267
Fair value adjustment	1,049,999	1,290,790
Balance	$6,601,522	$7,970,666
Less: current maturities	-	-
Convertible note	$6,601,522	$7,970,666

As of August 31, 2014 and February 28, 2014, notes payable due to RMCF consisted of the following:

	August 31, 2014	February 28, 2014

Convertible note, secured, due 1/16/16 - principal	$5,551,523	$6,679,876
Construction Loans, secured, due 9/15/18 - principal	105,619	116,867
Management services payable	542,500	542,500
Balance, principal	$6,199,642	$7,339,243
Less: current maturities	(24,257)	(22,837)
Long-term obligations	$6,175,385	$7,316,406

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

The following table summarizes annual maturities of our notes payable as of August 31, 2014:

Amount

2015	$11,589
2016	7,168,268
2017	25,741
2018	27,329
Thereafter	16,714
Total minimum payments	7,249,641
Less: current maturities	(24,257)

Long-term obligations	$7,225,384

9.	FRANCHISE ROYALTIES AND FEES

During the six months ended August 31, 2014 and 2013, the Company recognized the following franchise royalties and fees:

	August 31, 2014	August 31, 2013
Royalty income	$1,486,794	$440,780
Franchise fee income	104,250	48,361
Rebate income from purveyors that supply products to franchisees	337,083	210,938
Marketing fees	281,419	78,065
Franchise royalties and fees	$2,209,546	$778,144

10.	OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the six months ended August 31, 2014 and 2013:

	August 31, 2014	August 31, 2013
Rent	$244,764	$323,502
Real estate taxes, insurance and CAM fees	73,159	79,081
Utilities	87,947	78,044
Occupancy and related expenses	$405,870	$480,627

11.	STOCKHOLDERS’ EQUITY

During the six months ended August 31, 2014 the Company issued 250,000 shares of restricted common stock to its non-employee directors for services pursuant to its Non-Employee Director Compensation Program (the “Program”). Stock granted pursuant to the Program is immediately vested on the grant date. Associated with this award the Company has recorded stock-based compensation expense of $77,500, representing the estimated fair value on the date of grant. No shares were awarded during the six months ended August 31, 2013.

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option pricing model. Options awarded in November 2011 and expensed until vested, in November 2013, were valued using the following assumptions: volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method). During the six months ended August 31, 2014, the Company recognized $75,019 of expense associated with previously awarded restricted stock, compared to $9,690 of expense recognized in the six months ended August 31, 2013.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

During the six months ended August 31, 2014 the Company did not recognize any expense associated with stock options, compared to $31,835 recognized in the six months ended August 31, 2013.

On January 14, 2013, the Company granted 759,999 shares of restricted common stock to its officers and directors for services. In accordance with the terms of the grant, the shares vest at a rate of 20% per year for a five year period; are subject to forfeiture; and are issued at vesting. The Company has valued unvested stock-based compensation of $96,900 representing the estimated fair value on the date of grant, and will amortize the fair value of the shares to officer compensation expense ratably over the five year vesting period.

The following is a summary of the Company’s non-vested restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (years)

Outstanding - February 28, 2014	607,998	0.1275	3.88
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding - August 31, 2014	607,998	$0.1275	3.38

During the three months ended August 31, 2014 the Company recognized all unamortized expense associated with non-vested restricted stock units. This expense was accelerated associated with restructuring activities as described in Note 15 to these financial statements. As of August 31, 2014 there was no amount remaining of unamortized expense associated with restricted stock units.

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

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value

Outstanding - February 28, 2014	762,000	$0.38	2.37	$360,840
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - August 31, 2014	762,000	$0.38	1.87	$94,140
Exercisable - August 31, 2014	762,000	$0.38	1.87	$94,140

During the six months ended August 31, 2014 and 2013, the Company expensed $0 and $31,835 related to stock option grants, respectively.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

13.	WARRANTS

In April 2014, the Company called its outstanding Class C Warrants for redemption. Pursuant to a notice of redemption, the holders of the Class C Warrants were given until the close of business on May 22, 2014 to exercise their outstanding warrants at $0.60 per share. Thereafter, any remaining unexercised warrants were cancelled and represented only the right to receive a redemption price of $0.05 per warrant. During the quarter ended May 31, 2014 a total of 1,515,882 Class C Warrants and 44,312 underwriter’s warrants were exercised for gross proceeds of $930,799. The Company deposited $11,343 with the warrant redemption agent to pay the warrant redemption price for the 226,865 Class C Warrants that were not exercised prior to the redemption date.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value
Outstanding - February 28, 2014	6,023,247	$0.62	1.8	$1,751,764
Granted	-	-
Exercised	(4,032,397)	0.60
Forfeited/Cancelled	(297,850)	0.60
Outstanding - August 31, 2014	1,693,000	$0.66	1.72	$158,835
Exercisable - August 31, 2014	333,532	$0.96	1.40	$16,296

During the six months ended August 31, 2014 and 2013, the Company expensed $0 and $0 related to stock warrants issued, respectively.

14.	RELATED PARTY TRANSACTIONS

The Company had a net payable of $717 and a net receivable of $11,989 as of August 31, 2014 and February 28, 2014, respectively, from a U-Swirl franchisee that is owned and operated by the grandchildren of the Company’s former Chief Marketing Officer.

As of August 31, 2014 and February 28, 2014, the Company owed $164,710 and $290,978, respectively, to RMCF for inventories and various operating expenses. See also Note 8, Notes Payable, Related Party.

As of August 31, 2014 and February 28, 2014, the Company had deferred revenue of $30,000 and $30,000, respectively, from an area developer in which the Company’s former Chief Executive Officer and Chief Operating Officer have a minority interest.

15. – RESTRUCTURING AND ACQUISITION RELATED CHARGES

On January 17, 2014, the Company entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, the Company purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. The Company also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, the Company purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014 the Company entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. The company recorded net restructuring charges of $124,551 during the six months ended August 31, 2014 associated with these acquisitions.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

Associated with the management changes described in Note 16, U-Swirl announced an operational restructuring that is designed to enhance U-Swirl’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of the employment agreements with the named officers, severance payments for other employees and expense associated with the impairment of certain leasehold improvements, property and equipment. The Company recorded restructuring charges of $503,526 during the six months ended August 31, 2014 associated with these transactions.

Restructuring and acquisition charges incurred were comprised of the following for the six months ended August 31:

2014
Professional fees	$104,876
Severance/transitional compensation	211,747
Accelerated restricted stock unit vesting	65,329
Leasehold improvements, property and equipment Impairment	243,000
Other	3,125

Total	$628,077

16.	SUBSEQUENT EVENTS

On September 4, 2014, Ulderico Conte, Henry E. Cartwright and Terry A. Cartwright resigned as directors of U-Swirl, Inc. In addition, Messrs. Conte, H. Cartwright and T. Cartwright resigned as officers of U-Swirl, Inc. effective October 6, 2014. Their resignations were not due to a disagreement with the Company. Also on September 4, 2014, the Board of Directors of the Company appointed Bryan J. Merryman as the Chairman of the Board, replacing Franklin E. Crail. Mr. Merryman currently serves as the Chief Operating Officer and Chief Financial Officer of the Company’s parent, Rocky Mountain Chocolate Factory, Inc.

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

As of August 31, 2014, we had 9 company-owned cafés and 287 franchised cafés. Management is focusing its efforts on nurturing its relationship with new franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements. Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

Results of Operations

Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013

For the three months ended August 31, 2014, company-owned U-Swirl cafés generated $1,305,268 in sales, net of discounts, as compared to sales of $1,253,473 for the comparable period in 2013, an increase of 4%. The increase is due primarily to the closing of underperforming locations in the prior fiscal year, which was more than offset by the acquisition of additional locations in January 2014. There were 9 company-owned cafés at August 31, 2014, as compared to 12 at August 31, 2013.

Our café operating costs in the three months ended August 31, 2014 were $949,345 or 73% of net sales revenues, resulting in café operating margin of $355,923. For the three months ended August 31, 2013, our café operating costs were $960,976, or 77% of net sales revenues, resulting in café operating margin of $292,497.

For the three months ended August 31, 2014, we generated franchise fee income of $92,250, royalty income of $780,244, rebate income of $166,375 and marketing fees of $147,786 as compared to franchise fee income of $33,361, royalty income of $248,774, rebate income of $121,357 and marketing fees of $35,495 during the three months ended August 31, 2013. During the three months ended August 31, 2014, we had 287 franchised cafés in operation for all or part of that period, as compared to 68 during the three months ended August 31, 2013.

Franchise development expense increased to $107,165 in the three months ended August 31, 2014, compared to no amount in the three months ended August 31, 2013. This increase is the result of an increase in franchise units outstanding and the costs associated with supporting these franchise systems.

Marketing and advertising expenses were $162,769 for the three months ended August 31, 2014 as compared to $54,245 for the three months ended August 31, 2013. This increase is a result of acquiring additional yogurt brands and the increased expenses related to having more franchised cafés in our network.

For the three months ended August 31, 2014, general and administrative expense increased by $133,735 due primarily to increased professional fees and an increase in expense associated with a reserve for uncollectable accounts receivable.

Depreciation and amortization expense increased by $101,365, due primarily to the amortization of franchise rights and trademarks associated with business acquisitions that occurred in January 2014.

Restructuring and acquisition related charges increased by $503,526 due to certain expenses being incurred related to management changes and the closure or sale of certain assets.

We generated income from operations of $93,817 in the three months ended August 31, 2014, as compared to $172,450 in the three months ended August 31, 2013. The decrease in income from operations is primarily a result of restructuring and acquisition related charges.

Other expense decreased by $5,519 for the 2014 period due to the closure of four non-recourse financed locations in the prior fiscal year and the associated elimination of those notes payable, partially offset by the monthly payments on our loans for café remodels.

As a result of the factors described above, we generated net income of $86,678 for the 2014 period, as compared to net income of $159,792 for the comparable 2013 period.

Six Months Ended August 31, 2014 Compared to the Six Months Ended August 31, 2013

For the six months ended August 31, 2014, company-owned U-Swirl cafés generated $2,783,456 in sales, net of discounts, as compared to sales of $2,631,722 for the comparable period in 2013, an increase of 6%. The increase is due primarily to the closing of underperforming locations in the prior fiscal year, which was more than offset by the acquisition of additional locations in January 2014. There were 9 company-owned cafés for the six months ended August 31, 2014, as compared to 13 for the six months ended August 31, 2013.

Our café operating costs in the six months ended August 31, 2014 were $1,977,126 or 71% of net sales revenues, resulting in café operating margin of $806,330. For the six months ended August 31, 2013, our café operating costs were $1,929,142, or 73% of net sales revenues, resulting in café operating margin of $702,580.

For the six months ended August 31, 2014, we generated franchise fee income of $104,250, royalty income of $1,486,794, rebate income of $337,083 and marketing fees of $281,419 as compared to franchise fee income of $48,361, royalty income of $440,780, rebate income of $210,938 and marketing fees of $78,065 during the six months ended August 31, 2013. During the six months ended August 31, 2014, we had 287 franchised cafés in operation for all or part of that period, as compared to 68 during the six months ended August 31, 2013.

Franchise development expense increased to $223,521 in the six months ended August 31, 2014, compared to no amount in the six months ended August 31, 2013. This increase is the result of an increase in franchise units outstanding and the costs associated with supporting these franchise systems.

Marketing and advertising expenses were $311,499 for the six months ended August 31, 2014 as compared to $88,754 for the six months ended August 31, 2013. This increase is a result of acquiring additional yogurt brands and the increased expenses related to having more franchised cafés in our network.

For the six months ended August 31, 2014, general and administrative expense increased by $361,376 due primarily to the award of stock to directors, costs associated with the reserve for uncollectable accounts receivable and costs and service fees payable for services provided by RMCF.

Depreciation and amortization expense increased by $221,887, due primarily to the amortization of franchise rights and trademarks associated with business acquisitions that occurred in January 2014.

Restructuring and acquisition related charges increased by $628,077 due to certain expenses being incurred related to management changes, the closure or sale of certain assets and the acquisitions of CherryBerry, Yogli Mogli and Fuzzy Peach in January and February 2014.

We generated income from operations of $473,229 in the six months ended August 31, 2014, as compared to $354,892 in the six months ended August 31, 2013. The increase in income from operations is primarily a result of increased franchise royalties and fees.

Interest expense decreased by $17,033 for the 2014 period due to the closure of four non-recourse financed locations in the prior fiscal year and the associated elimination of those notes payable, partially offset by the monthly payments on our loans for café remodels.

As a result of the factors described above, we generated net income of $463,241 for the 2014 period, as compared to $327,871 for the comparable 2013 period.

Liquidity and Financial Condition

At August 31, 2014, we had working capital of $593,563 and cash of $2,668,618. At February 28, 2014, we had a working capital deficit of $391,289 and cash of $701,748.

For the six months ended August 31, 2014, we had net income of $463,241. Operating activities provided cash of $1,886,561, with the principal adjustment to reconcile the net income to net cash provided by operating activities being the change in accounts receivable of $1,030,285 and the change in accounts payable and liabilities of $444,743. During the comparable 2013 period, we had net income of $327,871, and operating activities provided cash of $311,914. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $210,948.

During 2014, investing activities provided cash of $327,015, primarily due to proceeds from the sale of assets partially offset by additions to notes receivable. In comparison, investing activities used cash of $61,751 during the 2013 period primarily due to $64,501 used for the purchase and installation of equipment necessary to convert two Company-Owned cafés into co-branded RMCF and U-Swirl cafés.

Financing activities used cash of $246,706 during the six months ended August 31, 2014 primarily due to payments on long term debt partially offset by proceeds from the exercise of stock warrants. During the comparable 2013 period financing activities provided cash of $68,001, with $64,501 being proceeds of a construction loan from RMCF for the purchase and installation of equipment necessary to convert two Company-owned cafés into co-branded RMCF and U-Swirl cafés.

Accounts receivable decreased from $1,418,960 at February 28, 2014 to $613,175 at August 31, 2014, due primarily to the receipt of gift card funds receivable at February 28, 2014.

Accounts payable and accrued liabilities increased $444,743 from $2,346,572 at February 28, 2014 to $2,791,315 at August 31, 2014, due primarily to an increase in gift card liabilities.

Accounts payable, related party, decreased from $290,978 at February 28, 2014 to $164,710 at August 31, 2014. These are amounts owed to RMCF for inventories and various operating expenses. The decrease is primarily the result of professional fees payable to RMCF at February 28, 2014 being applied to our Promissory Note with this related party as well as some prior store assets being sold to another party and the proceeds being paid to RMCF.

At August 31, 2014 we recorded $1,251,114 of deferred revenue compared to $1,658,647 at February 28, 2014. This deferred revenue is in connection with the development fees from area development agreements signed prior to those dates and advances received on rebate income from suppliers to our network of franchise locations. Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories. We recognize the rebate revenue when product is sold to participating locations and our rebate becomes earned.

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

On September 4, 2014, Ulderico Conte, Henry E. Cartwright and Terry A. Cartwright resigned as directors of U-Swirl, Inc. In addition, Messrs. Conte, H. Cartwright and T. Cartwright resigned as officers of U-Swirl, Inc. effective October 6, 2014. Their resignations were not due to a disagreement with the Company. Also on September 4, 2014, the Board of Directors of the Company appointed Bryan J. Merryman as the Chairman of the Board, replacing Franklin E. Crail. Mr. Merryman currently serves as the Chief Operating Officer and Chief Financial Officer of the Company’s parent, Rocky Mountain Chocolate Factory, Inc.

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

The next phase in our consolidation strategy involves taking the appropriate steps to maximize the returns on our investments in these acquisitions. We intend to do this by rationalizing the expense structures of the acquired companies; eliminating duplicative personnel, responsibilities and positions; taking advantage of volume purchasing discounts for raw materials and supplies; and working more closely with Rocky Mountain Chocolate Factory regarding franchisee support programs and marketing strategies.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon this evaluation as of August 31, 2014, our management has concluded that those disclosure controls and procedures are effective.

During the quarter ended May 31, 2014, we began utilizing RMCF for support services related to information technology and financial reporting services. By so doing, we believe that we now have full segregation of duties within our financial operations.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item5.	Other Information

None.

Item 6.	Exhibits

Regulation S- K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
2.3	Asset Purchase Agreement among U-Swirl, Inc., CherryBerry Enterprises LLC, CherryBerry Corporate LLC, and CherryBerry LLC, dated January 17, 2014 (2)
2.4	Asset Purchase Agreement among U-Swirl, Inc., Yogli Mogli Franchise LLC, Yogli Mogli LLC, Yogli Mogli Newnan LLC, Yogli Mogli Enterprises LLC, and Yogli Mogli Wheaton, LLC dated January 17, 2014 (2)
3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended Bylaws (3)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(4)
4.1	Form of common stock certificate (5)
4.2	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
4.3	Letter modifying Warrant issued to Rocky Mountain Chocolate Factory, Inc. (6)
10.1	2007 Stock Option Plan, as amended (3)
10.2	2011 Stock Option Plan (4)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
10.9	Secured Promissory Notes dated July 16, 2013 to Rocky Mountain Chocolate Factory, Inc. (8)
10.10	Loan and Security Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 16, 2014 (2)

Regulation S- K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
101*

Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended August 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

U-SWIRL, INC.

October 15, 2014	By:	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer