Form 10-Q
period 2014-11-30
U-SWIRL, INC.
filed 2015-01-14
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-53130

U-SWIRL, INC.

(Exact name of registrant as specified in its charter)

Nevada	43-2092180
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

On December 31, 2014, the registrant had outstanding 17,815,484 and commitments to issue an additional 4,885,776 shares of its common stock, $.001 par value

U-SWIRL, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2014	February 28, 2014
	(Unaudited)
Assets
Current Assets
Cash	$2,748,048	$701,748
Accounts Receivable, less allowance for doubtful accounts of $88,000 and $10,000, respectively	495,506	1,418,960
Accounts Receivable, related party	-	11,989
Notes Receivable, including current maturities	81,626	-
Inventory	97,835	118,219
Deferred Tax Assets, Current	62,018	-
Prepaid Expenses	22,140	18,182
Total Current Assets	3,507,173	2,269,098

Leasehold Improvements, Property and Equipment, net	1,615,670	2,939,820

Other Assets
Notes Receivable, less current portion and valuation allowance of $15,000 and $0, respectively	169,047	-
Deposits	80,715	72,185
Goodwill and other intangible assets, net	9,883,357	10,243,522
Other assets	333,632	541,645
Total Other Assets	10,466,751	10,857,352

Total Assets	$15,589,594	$16,066,270

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,513,438	$2,346,572
Accounts Payable, related party	136,271	290,978
Current Portion of long-term debt, related party	24,623	22,837
Total Current Liabilities	2,674,332	2,660,387

Deferred Rent	43,183	105,031
Deferred Income Taxes	48,790	-
Deferred Revenue	1,188,779	1,688,647
Notes Payable, related party	7,133,492	8,607,196
Total Liabilities	11,088,576	13,061,261

Stockholders’ Equity
Preferred stock; $0.001 par value; 25,000,000 shares Authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares Authorized, 17,815,484 and 15,440,029 shares issued and Outstanding, respectively	17,815	15,440
Common Stock Payable, 4,885,776 and 4,277,778 shares issuable, respectively	4,886	4,278
Additional paid-in Capital	13,424,030	12,381,600
Accumulated deficit	(8,945,713)	(9,396,309)
Total Stockholders’ Equity	4,501,018	3,005,009
Total Liabilities and Stockholders’ Equity	$15,589,594	$16,066,270

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Revenues
Café Sales, net of discounts	$696,142	$742,377	$3,479,598	$3,374,099
Franchise Royalties and fees	732,849	297,121	2,942,395	1,075,265
Total Revenues	1,428,991	1,039,498	6,421,993	4,449,364

Café Operating Costs
Food, beverage and packaging costs	240,866	277,008	1,201,178	1,106,674
Labor and related expenses	228,830	256,127	839,774	874,976
Occupancy and related expenses	152,752	202,777	558,622	683,404
Franchise development	165,898	-	389,419	-
Marketing and advertising	85,546	73,511	397,045	162,265
General and Administrative	456,288	372,740	1,643,794	1,198,870
Depreciation and Amortization	199,788	61,318	632,623	272,266
Restructuring and Asset Acquisition Expenses	-	-	628,077	-
Fair Value Adjustment	(92,402)	-	(333,193)	-
Total costs and expenses	1,437,566	1,243,481	5,957,339	4,298,455

Income (Loss) from Operations	(8,575)	(203,983)	464,654	150,909

Other Income (Expense)
Interest Expense	(8,183)	-	(20,718)	(20,654)
Interest Income	4,112	6,367	6,659	-
Other Expense, net	(4,071)	6,367	(14,059)	(20,654)

Income from continuing operations before income taxes	(12,646)	(197,616)	450,595	130,255

Provision for income taxes	-	-	-	-

Net income (Loss)	$(12,646)	$(197,616)	$450,595	$130,255

Net income (loss) per common share, basic	$0.00	$(0.01)	$0.02	$0.01
Net income (loss) per common share, diluted	$0.00	$(0.01)	$0.02	$0.01

Weighted average common shares outstanding and common stock payable	22,454,052	15,393,297	21,717,994	14,730,088
Dilutive effect of stock options and warrants	848,107	3,548,509	1,667,987	2,072,405
Weighted average common shares outstanding and common stock payable, assuming dilution	23,302,159	18,941,806	23,385,981	16,802,493

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	November 30, 2014	November 30, 2013
Cash flows from operating activities
Net income	$450,595	$130,255
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	632,623	317,021
Fair value adjustment on notes payable, related party	(333,193)	-
Accrued interest on notes payable, related party	-	41,645
Stock-based compensation	152,518	53,512
Asset Impairment	243,000	-
Provision for loss on accounts receivable	93,000	-
Gain on sale of property and equipment	(9,277)	(65,746)
Changes in operating assets and liabilities
Accounts receivable, net	844,473	(69,077)
Inventory	14,951	23,204
Prepaid expenses	(4,225)	(106,791)
Deposits	(8,530)	(366)
Accounts payable and accrued liabilities	235,346	(48,528)
Accounts payable, related party	(92,207)	133,533
Deferred Rent	(61,848)	(50,861)
Deferred Revenue	(499,868)	(10,111)
Deferred Taxes	(81,708)	-
Net cash provided by operating activities	1,575,650	347,690

Cash flow from investing activities
Accounts receivable, related party	11,989	(2,032)
Proceeds received on Notes Receivable	28,742	-
Additions to Notes Receivable	(13,000)	-
Other Assets	214,596	4,577
Proceeds from sale of assets	530,000
Purchases of property and equipment	(55,847)	(337,867)
Net cash provided (used) by investing activities	716,480	(335,322)

Cash flows from financing activities
Proceeds from exercise of stock warrants	892,895	-
Proceeds from notes payable, related party	-	126,170
Proceeds from issuance of common stock	-	63,480
Payments on long term debt	(1,138,725)	(4,492)
Net cash provided (used) by financing activities	(245,830)	185,158

Net change in cash	2,046,300	197,526

Cash, beginning of period	701,748	358,527

Cash, end of period	$2,748,048	$556,053

Supplemental disclosure of cash flow information
Interest Paid	4,922	118
Income tax paid	-	-
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	275,000	-
Inventory	5,433	-
Accounts receivable	981	-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

1.	DESCRIPTION OF BUSINESS

U-Swirl, Inc. was incorporated in the state of Nevada on November 14, 2005. Its wholly-owned subsidiary is U-Swirl International, Inc. (“U-Swirl”), which was incorporated in the state of Nevada on September 4, 2008 (collectively referred to as the “Company”).

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

In January 2013, the Company entered into agreements to acquire Aspen Leaf Yogurt café assets, consisting of leasehold improvements, property and equipment, for six Aspen Leaf Yogurt cafés and the franchise rights to Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. (“RMCF”) in exchange for a 60% controlling ownership interest in the Company, a warrant that allows RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised, and notes payable totaling $900,000 (the “Rocky Mountain Transaction”). As of November 30, 2014 RMCF held approximately 39% of our outstanding common stock.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2014.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

As of November 30, 2014 the Company had the following locations:

Locations
Company-owned Cafés
CherryBerry	1
Yogli Mogli	1
U-Swirl	6
Aspen Leaf Yogurt	1
Franchised and licensed Cafés
Fuzzy Peach	20
Josie’s	5
CherryBerry	139
Yogli Mogli	24
U-Swirl	32
Aspen Leaf Yogurt	7
Yogurtini	26
Total	262

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. There were no cash equivalents at November 30, 2014 or February 28, 2014.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

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

Company-owned cafés under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to the appropriate asset group. As of November 30, 2014 and February 28, 2014, the Company did not have any construction-in-process.

The Company reviews its long-lived assets through analysis of fair value whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company’s policy is to review the recoverability of all assets, at a minimum, on an annual basis. Based on its evaluation, the Company has determined that an impairment of $243,000 exists as of November 30, 2014.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

Earnings (Loss) per Share - Basic earnings (loss) per share is computed as net earnings (losses) divided by the weighted average number of common shares outstanding and common stock payable during each year. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and restricted stock units.  Common stock payable is considered in the calculation of earnings (loss) per share when the Company believes that all conditions of the issuance have been met, or are reasonably likely to be met. For the period ended November 30, 2014 the Company included 4,885,776 shares of common stock payable in the calculation of earnings (loss) per common share.

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

The Company has consistently applied the valuation techniques discussed below in all periods presented. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2014 and February 28, 2014 by level within the fair value hierarchy:

February 28, 2014	Level 1	Level 2	Level 3	Total

Liabilities

Convertible Note	$-	$-	$7,970,666	$7,970,666

November 30, 2014	Level 1	Level 2	Level 3	Total

Liabilities

Convertible Note	$-	$-	$6,515,747	$6,515,747

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

The following table summarizes the valuation techniques, models and significant unobservable inputs used for the Company’s Convertible Note (broken into its components), categorized within Level 3 of the fair value hierarchy:

Liabilities at Fair Value	Fair Value at November 30, 2014	Fair Value at February 28, 2014	Valuation Techniques / Model	Unobservable Inputs

Bond component	$5,344,777	$6,177,626	Income approach using discounted cash flow model	Effective yield ranging from 12.5%-20%
				Expected return ranging from 5% - 10%
Embedded conversion features	$1,153,907	$1,791,773	Income approach using flexible Monte Carlo simulation	Implied Equity Value ranging from 5% - 10%

Significant increases (decreases) in the unobservable inputs used in the fair value measurements would result in a significantly lower (higher) fair value measurement.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

The following table sets forth a reconciliation of changes in the fair value of the Convertible Note classified as Level 3 in the fair value hierarchy:

Balance, February 28, 2014	$7,970,666
Purchases	372,007
Payments	(1,509,529)
Unrealized gain	(333,193)
Subtotal	6,499,951
Undrawn commitment fees	15,796
Balance, November 30, 2014	$6,515,747

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” This guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective for us in the first quarter of our fiscal year ended February 28, 2017. The adoption of this guidance is not expected to impact our financial position, results operations or cash flows.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at November 30, 2014 and February 28, 2014:

	November 30, 2014	February 28, 2014
Accounts receivable, trade	$263,926	$175,348
Allowance for doubtful accounts	(88,000)	(10,000)
Accounts receivable, other	319,580	1,253,612

Accounts receivable, net	$495,506	$1,418,960

Accounts receivable, related party	$-	$11,989

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

4.	INVENTORY

As of November 30, 2014 and February 28, 2014, inventory consisted of the following:

	November 30, 2014	February 28, 2014
Food and beverages	$57,173	$61,108
Paper products/Supplies	40,662	57,111
Inventory	$97,835	$118,219

5.	LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of November 30, 2014 and February 28, 2014:

	November 30, 2014	February 28, 2014
Café equipment	$1,311,176	$1,580,650
Furniture and fixtures	497,133	573,421
Computer equipment	158,281	184,646
Vehicles	-	30,342
Leasehold improvements	1,666,030	2,079,227
Provision for asset impairment	(243,000)
	3,389,620	4,448,286
Less: accumulated depreciation	(1,773,950)	(1,508,466)
Leasehold improvements, property and equipment, net	$1,615,670	$2,939,820

Depreciation expense for the nine months ended November 30, 2014 and 2013 was $358,458 and $272,266, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets at November 30, 2014 and February 28, 2014 consist of the following:

				November 30, 2014		February 28, 2014
	Amortization Period (years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademark/Non competition agreements	5	-	20	590,000	28,745	590,000	5,226
Franchise Rights		20		6,580,034	341,432	6,580,034	90,786
Total				7,170,034	370,177	7,170,034	96,012
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				23,000	-	109,000	-
Franchising goodwill				3,060,500	-	3,060,500	-
Total Goodwill				3,083,500	0	3,169,500	0

Total intangible assets				$10,253,534	$370,177	$10,339,534	$96,012

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

Amortization expense related to intangible assets totaled $274,165 and $0 during the nine months ended November 30, 2014 and 2013, respectively.

At November 30, 2014, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2015	$97,655
2016	411,477
2017	457,050
2018	479,809
2019	492,502
Thereafter	4,861,364
Total	$6,799,857

7.	DEFERRED REVENUE

The Company deferred franchisee fees, area development agreement fees and rebate income of $1,188,779 and $1,688,647 as of November 30, 2014 and February 28, 2014, respectively.

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

On January 16, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with RMCF pursuant to which RMCF agreed to loan the Company up to $7,750,000. As of November 30, 2014, the Company had borrowed $8,038,616 under this Loan Agreement and repaid $2,497,529, for a net principal balance of $5,541,087. Interest accrues on the unpaid principal balances of the loans at the rate of 9% per annum, and is included in the principal balance. Principal and interest are due January 16, 2016. The outstanding principal and interest is convertible at prices of $0.90 and $0.45 per share of preferred stock, respectively, subject to adjustments upon the occurrence of certain events. Payment of the loans is secured by a security interest in all of the Company’s assets.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

As discussed in Note 2, the Convertible Note contains a compound embedded derivative related to the conversion feature, equity indexed interest payments, down-round protection default conversion option, default interest and optional redemption feature. The Company records the Convertible Note at fair value.

The unrealized gain of $333,193 is recorded as the fair value adjustment in the accompanying Consolidated Statements of Operations. The fair value adjustment includes interest payable under the Convertible Note.

The Company is required to pay an undrawn commitment fee equal to 0.10% multiplied by the average daily difference between the loan commitment and the aggregate outstanding loan. The undrawn commitment fee is payable in cash or preferred stock at $0.45 per share.

RMCF may convert outstanding principal, or any portion thereof, into shares of preferred stock by dividing the principal to be converted by $0.90 per share. The conversion price is subject to adjustment for traditional recapitalizations. In the event of default, RMCF has the right to convert the Convertible Note into shares of preferred stock at the lesser of $0.45 or the implied equity value, as defined in the loan agreement, multiplied by 3.

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

As of November 30, 2014 and February 28, 2014, notes payable due to RMCF consisted of the following:

	November 30, 2014	February 28, 2014

Convertible note, secured, due 1/16/16 - principal	$5,558,150	$6,679,876
Construction Loans, secured, due 9/15/18 - principal	99,868	116,867
Management services payable	542,500	542,500
Fair value adjustment	957,597	1,290,790
Balance, principal	$7,158,115	$8,630,033
Less: current maturities	(24,623)	(22,837)
Long-term obligations	$7,133,492	$8,607,196

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

The following table summarizes annual maturities of our notes payable as of November 30, 2014:

Amount

2015	$5,838
2016	7,082,493
2017	25,741
2018	27,329
Thereafter	16,714
Total minimum payments	7,158,115
Less: current maturities	(24,623)

Long-term obligations	$7,133,492

9.	FRANCHISE ROYALTIES AND FEES

During the nine months ended November 30, 2014 and 2013, the Company recognized the following franchise royalties and fees:

	November 30, 2014	November 30, 2013
Royalty income	$1,917,518	$603,167
Franchise fee income	212,250	53,111
Rebate income from purveyors that supply products to franchisees	450,895	317,610
Marketing fees	361,732	101,377
Franchise royalties and fees	$2,942,395	$1,075,265

10.	OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the nine months ended November 30, 2014 and 2013:

	November 30, 2014	November 30, 2013
Rent	$349,453	$464,425
Real estate taxes, insurance and CAM fees	93,454	108,156
Utilities	115,715	110,823
Occupancy and related expenses	$558,622	$683,404

11.	STOCKHOLDERS’ EQUITY

During the nine months ended November 30, 2014 the Company issued 250,000 shares of restricted common stock to its non-employee directors for services pursuant to its Non-Employee Director Compensation Program (the “Program”). Stock granted pursuant to the Program is immediately vested on the grant date. Associated with this award the Company has recorded stock-based compensation expense of $77,500, representing the estimated fair value on the date of grant. There were no shares awarded to non-employee directors during the nine months ended November 30, 2013.

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option pricing model. Options awarded in November 2011 and expensed until vested, in November 2013, were valued using the following assumptions: volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method). During the nine months ended November 30, 2014, the Company recognized $75,019 of expense associated with previously awarded restricted stock, compared to $14,535 of expense recognized in the nine months ended November 30, 2013.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

During the nine months ended November 30, 2014 the Company did not recognize any expense associated with stock options, compared to $38,977 recognized in the nine months ended November 30, 2013.

On January 14, 2013, the Company granted 759,999 shares of restricted common stock to its officers and directors for services. During the nine months ended November 30, 2014 the Company recognized all unamortized expense associated with non-vested restricted stock units. This expense was accelerated associated with restructuring activities as described in Note 15 to these financial statements. As of November 30, 2014 there was no amount remaining of unamortized expense associated with restricted stock units.

The following is a summary of the Company’s non-vested restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (years)

Outstanding - February 28, 2014	607,998	0.1275	3.88
Granted	-	-
Vested	(607,998)	0.1275
Forfeited/Cancelled	-	-
Outstanding - November 30, 2014	-	$-	-

12.	STOCK OPTIONS

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

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value

Outstanding - February 28, 2014	762,000	$0.38	2.37	$360,840
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(15,000)	0.28
Outstanding - November 30, 2014	747,000	$0.38	1.61	$6,660
Exercisable - November 30, 2014	747,000	$0.38	1.61	$6,660

During the nine months ended November 30, 2014 and 2013, the Company expensed $0 and $38,977 related to stock option grants, respectively.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Average Intrinsic Value
Outstanding - February 28, 2014	6,023,247	$0.62	1.80	$1,751,764
Granted	-	-
Exercised	(4,032,397)	0.60
Forfeited/Cancelled	(320,350)	0.58
Outstanding - November 30, 2014	1,670,500	$0.66	1.46	$11,115
Exercisable - November 30, 2014	333,532	$0.96	1.15	$1,125

During the nine months ended November 30, 2014 and 2013, the Company expensed $0 and $0 related to stock warrants issued, respectively.

14.	RELATED PARTY TRANSACTIONS

As of November 30, 2014 and February 28, 2014, the Company owed $136,271 and $290,978, respectively, to RMCF for inventories and various operating expenses. During the first quarter of fiscal year 2014 the Company entered into a management agreement with RMCF for certain services pertaining to finance and information technology. The Company pays a monthly amount to RMCF for these services. See also Note 8, Notes Payable, Related Party.

15.	RESTRUCTURING AND ACQUISITION RELATED CHARGES

On January 17, 2014, the Company entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, the Company purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. The Company also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, the Company purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014 the Company entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. The Company recorded net restructuring charges of $124,551 during the nine months ended November 30, 2014 associated with these acquisitions.

Associated with the management changes announced in September 2014, U-Swirl announced an operational restructuring that is designed to enhance U-Swirl’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of the employment agreements with the named officers, severance payments for other employees and expense associated with the impairment of certain leasehold improvements, property and equipment. The Company recorded restructuring charges of $503,526 during the nine months ended November 30, 2014 associated with these transactions.

Restructuring and acquisition charges incurred were comprised of the following for the nine months ended November 30:

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

As of November 30, 2014, we had 9 company-owned cafés and 253 franchised cafés. Management is focusing its efforts on nurturing its relationship with new franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements. Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

Results of Operations

Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

For the three months ended November 30, 2014, company-owned U-Swirl cafés generated $696,142 in sales, net of discounts, as compared to sales of $742,377 for the comparable period in 2013, a decrease of 6.2%. The decrease is due primarily to the closing of underperforming locations in the prior fiscal year and the sale of one location. There were 9 company-owned cafés at November 30, 2014, as compared to 8 at November 30, 2013.

Our café operating costs in the three months ended November 30, 2014 were $622,448 or 89.4% of net sales revenues, resulting in café operating margin of $73,694. For the three months ended November 30, 2013, our café operating costs were $735,912, or 99.1% of net sales revenues, resulting in café operating margin of $6,465.

For the three months ended November 30, 2014, we generated franchise fee and license fee income of $108,000, royalty income of $430,724, rebate income of $113,813 and marketing fees of $80,312 as compared to franchise fee income of $4,750, royalty income of $162,387, rebate income of $106,672 and marketing fees of $23,312 during the three months ended November 30, 2013. During the three months ended November 30, 2014, we had 253 franchised cafés in operation for all or part of that period, as compared to 77 during the three months ended November 30, 2013.

Franchise development expense increased to $165,898 in the three months ended November 30, 2014, compared to no amount in the three months ended November 30, 2013. This increase is the result of an increase in franchise units outstanding and the costs associated with supporting these franchise systems.

Marketing and advertising expenses were $85,546 for the three months ended November 30, 2014 as compared to $73,511 for the three months ended November 30, 2013. This increase is a result of acquiring additional yogurt brands and the increased expenses related to having more franchised cafés in our network.

For the three months ended November 30, 2014, general and administrative expense increased by $83,548 from $372,740 in the three months ended November 30, 2013 to $456,288 in the three months ended November 30, 2014, due primarily to increased professional fees and an increase in expense associated with a reserve for uncollectable accounts receivable.

Depreciation and amortization expense increased by $138,470 to $199,788 in the three months ended November 30, 2014 from $61,318 in the three months ended November 30, 2013, due primarily to the amortization of franchise rights and trademarks associated with business acquisitions that occurred in January 2014.

During the three months ended November 30, 2014 we recognized a favourable adjustment to the fair value of our note payable to Rocky Mountain Chocolate Factory of $92,402 compared with no adjustment recognized in the three months ended November 30, 2013.

We generated a loss from operations of $8,575 in the three months ended November 30, 2014, as compared to a loss from operations of $203,983 in the three months ended November 30, 2013. The decrease in loss from operations is primarily a result of increased revenues associated with the acquisition of franchise locations, and cost savings due to restructuring, partially offset by higher costs associated with the increase in franchise units.

Other expense increased by $10,438 for the 2014 period due to the addition of interest income from notes receivable, more than offset by the monthly payments on our loans for café remodels.

As a result of the factors described above, we generated a net loss of $12,646 for the 2014 period, as compared to a net loss of $197,616 for the comparable 2013 period.

Nine Months Ended November 30, 2014 Compared to the Nine Months Ended November 30, 2013

For the nine months ended November 30, 2014, company-owned U-Swirl cafés generated $3,479,598 in sales, net of discounts, as compared to sales of $3,374,099 for the comparable period in 2013, an increase of 3%. The increase is due primarily to the closing of underperforming locations in the prior fiscal year, which was more than offset by the acquisition of additional locations in January 2014. There were 9 company-owned cafés at November 30, 2014, as compared to 8 at November 30, 2013.

Our café operating costs in the nine months ended November 30, 2014 were $2,599,574 or 74.7% of net sales revenues, resulting in café operating margin of $880,024. For the nine months ended November 30, 2013, our café operating costs were $2,665,054, or 79.0% of net sales revenues, resulting in café operating margin of $709,045.

For the nine months ended November 30, 2014, we generated franchise fee income of $212,250, royalty income of $1,917,518, rebate income of $450,895 and marketing fees of $361,732 as compared to franchise fee income of $53,111, royalty income of $603,167, rebate income of $317,610 and marketing fees of $101,377 during the nine months ended November 30, 2013. During the nine months ended November 30, 2014, we had 253 franchised cafés in operation for all or part of that period, as compared to 77 during the nine months ended November 30, 2013.

Franchise development expense increased to $389,419 in the nine months ended November 30, 2014, compared to no amount in the nine months ended November 30, 2013. This increase is the result of an increase in franchise units outstanding and the costs associated with supporting these franchise systems.

Marketing and advertising expenses were $397,045 for the nine months ended November 30, 2014 as compared to $162,265 for the nine months ended November 30, 2013. This increase is a result of acquiring additional yogurt brands and the increased expenses related to having more franchised cafés in our network.

For the nine months ended November 30, 2014, general and administrative expense increased by $444,924, from $1,198,870 during the nine months ended November 30, 2013 to $1,643,794 during the nine months ended November 30, 2014, due primarily to the award of stock to directors, costs associated with the reserve for uncollectable accounts receivable and costs and service fees payable for services provided by RMCF.

Depreciation and amortization expense increased by $360,357 from $272,266 during the nine months ended November 30, 2013 to $632,623 during the nine months ended November 30, 2014, due primarily to the amortization of franchise rights and trademarks associated with business acquisitions that occurred in January 2014.

Restructuring and acquisition related charges increased by $628,077 due to certain expenses being incurred related to management changes, the closure or sale of certain assets and the acquisitions of CherryBerry, Yogli Mogli and Fuzzy Peach in January and February 2014.

During the nine months ended November 30, 2014 we recognized a favourable adjustment to the fair value of our note payable to Rocky Mountain Chocolate Factory of $333,193 compared with no adjustment recognized in the nine months ended November 30, 2013.

We generated income from operations of $464,654 in the nine months ended November 30, 2014, as compared to $150,909 in the nine months ended November 30, 2013. The increase in income from operations is primarily a result of increased franchise royalties and fees.

Other expense decreased by $6,595 for the 2014 period due to the closure of four non-recourse financed locations in the prior fiscal year and the associated elimination of those notes payable, partially offset by the monthly payments on our loans for café remodels.

As a result of the factors described above, we generated net income of $450,595 for the 2014 period, as compared to $130,255 for the comparable 2013 period.

Liquidity and Financial Condition

At November 30, 2014, we had working capital of $832,841 and cash of $2,748,048. At February 28, 2014, we had a working capital deficit of $391,289 and cash of $701,748.

For the nine months ended November 30, 2014, we had net income of $450,595. Operating activities provided cash of $1,575,650, with the principal adjustment to reconcile the net income to net cash provided by operating activities being the change in accounts receivable of $844,473 and depreciation and amortization of $632,623. During the comparable 2013 period, we had net income of $130,255, and operating activities provided cash of $347,690. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $317,021.

During 2014, investing activities provided cash of $716,480, primarily due to proceeds from the sale of assets partially offset by a decrease in other assets. In comparison, investing activities used cash of $335,322 during the 2013 period primarily due to $337,867 used for the purchase and installation of equipment necessary to convert two Company-Owned cafés into co-branded RMCF and U-Swirl cafés.

Financing activities used cash of $245,830 during the nine months ended November 30, 2014 primarily due to payments on long term debt partially offset by proceeds from the exercise of stock warrants. During the comparable 2013 period financing activities provided cash of $185,158, with $126,170 being proceeds of a construction loan from RMCF for the purchase and installation of equipment necessary to convert two Company-owned cafés into co-branded RMCF and U-Swirl cafés.

Accounts receivable decreased from $1,418,960 at February 28, 2014 to $495,506 at November 30, 2014, due primarily to the receipt of gift card funds receivable at February 28, 2014.

Accounts payable and accrued liabilities increased $166,866 from $2,346,572 at February 28, 2014 to $2,513,438 at November 30, 2014, due primarily to an increase in gift card liabilities.

Accounts payable, related party, decreased from $290,978 at February 28, 2014 to $136,271 at November 30, 2014. These are amounts owed to RMCF for inventories and various operating expenses. The decrease is primarily the result of professional fees payable to RMCF at February 28, 2014 being applied to our Promissory Note with this related party as well as some prior store assets being sold to another party and the proceeds being paid to RMCF.

At November 30, 2014 we recorded $1,188,779 of deferred revenue compared to $1,688,647 at February 28, 2014. This deferred revenue is in connection with the development fees from area development agreements signed prior to those dates and advances received on rebate income from suppliers to our network of franchise locations. Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories. We recognize the rebate revenue when product is sold to participating locations and our rebate becomes earned.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” This guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective for us in the first quarter of our fiscal year ended February 28, 2017. The adoption of this guidance is not expected to impact our financial position, results operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon this evaluation as of November 30, 2014, our management has concluded that those disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
2.3	Asset Purchase Agreement among U-Swirl, Inc., CherryBerry Enterprises LLC, CherryBerry Corporate LLC, and CherryBerry LLC, dated January 17, 2014 (2)
2.4	Asset Purchase Agreement among U-Swirl, Inc., Yogli Mogli Franchise LLC, Yogli Mogli LLC, Yogli Mogli Newnan LLC, Yogli Mogli Enterprises LLC, and Yogli Mogli Wheaton, LLC dated January 17, 2014 (2)
3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended Bylaws (3)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(4)
4.1	Form of common stock certificate (5)
4.2	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
4.3	Letter modifying Warrant issued to Rocky Mountain Chocolate Factory, Inc. (6)
10.1	2007 Stock Option Plan, as amended (3)
10.2	2011 Stock Option Plan (4)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
10.9	Secured Promissory Notes dated July 16, 2013 to Rocky Mountain Chocolate Factory, Inc. (8)
10.10	Loan and Security Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 16, 2014 (2)

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
101*

Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended November 30, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

U-SWIRL, INC.

January 14, 2015	By:	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer