Form 10-K
period 2015-02-28
U-SWIRL, INC.
filed 2015-05-27
CIK 1355304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                               to

Commission File No. 000-53130

U-Swirl, Inc.

(Exact name of registrant as specified in its charter)

Nevada	43-2092180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

265 Turner Dr., Durango, CO	81303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 586-8700

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___ No _X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ___ No __X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No _X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,382,279 as of August 31, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,065,484 shares of common stock as of May 18, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements

U-SWIRL, INC.

FORM 10-K

FOR THE FISCAL YEAR
ENDED FEBRUARY 28, 2015

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

U-Swirl allows guests a broad choice in frozen yogurt by providing up to 20 non-fat and low-fat flavors, including tart, traditional and no sugar-added options and up to 70 toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size. Similar to a coffee shop, locations are furnished with couches, tables, and patio seating.

We acquired the U-Swirl Frozen Yogurt concept in September 2008 and opened our first company-owned U-Swirl location in Las Vegas, Nevada, in March 2009. We entered into our first franchise agreement in July 2009 and our first area development agreement for multiple locations in November 2009.

In January 2013, we entered into agreements to acquire Aspen Leaf Yogurt (“ALY”) café assets, consisting of leasehold improvements, property and equipment, for six Aspen Leaf Yogurt cafés and the franchise rights to ALY and Yogurtini self-serve frozen yogurt chains from Rocky Mountain Chocolate Factory, Inc. (“RMCF”) in exchange for a 60% controlling ownership interest in our company, a warrant that allows RMCF to maintain its pro rata ownership interest if existing stock options and/or warrants are exercised, and promissory notes in the aggregate amount of $900,000 (the “Rocky Mountain Transaction”).

In October 2013, we acquired the assets of the Josie’s Self-Serve Frozen Yogurt system (“Josie’s”) from OnLincoln, LLC and Josie’s of Nevada, LLC. There are currently four Josie’s cafés in operation.

In January 2014, we acquired the business assets of two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés. CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of our common stock. Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of our common stock. Subsequent to the transaction date Yogli Mogli did not complete the anticipated funding of the gift card liability. As a result, the Company has not issued any of the Yogli Mogli shares. As described in Note 17, the Company does not anticipate that the shares will be issued. As of February 28, 2015 those shares had not been issued and the Company has recorded an assumed liability associated with the gift card liability. We also acquired the business assets of another operator and franchisor of self-serve frozen yogurt cafés, Fuzzy Peach Franchising, LLC, in February 2014, thereby adding 17 cafés. We paid $481,000 at closing, plus an earn out, based upon royalty income generated by Fuzzy Peach cafés over the next twelve months, that could increase the purchase price by up to another $349,000. At February 28, 2015 we had recorded a liability of $146,257 in accounts payable and accrued liabilities associated with the Fuzzy Peach earn out obligation. RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of our assets.

Subsequent to FY 2015, in April 2015 we acquired the business assets of Let’s Yo, LLC (Let’s Yo!) adding 12 cafés in May 2015. Let’s Yo! was acquired for a future earn out based on royalty income generated over a 24 month period.

In September and October 2014, we implemented an operational restructuring of our company, which included the following:

●	changes in our corporate management team and board of directors to enhance our ability to work more closely with RMCF;
●	elimination of duplicate and/or redundant personnel positions in order to reduce corporate overhead;
●

taking advantage of the resources available from RMCF, which has over three decades of experience in the development and successful execution of franchisee support, franchise marketing, and in-store sales promotion strategies; and

●	closure of our corporate facility in Henderson, Nevada, and the relocation of our headquarters to RMCF’s facility in Durango, Colorado.

The following table provides summary detail regarding our locations as of February 28, 2015, 10 of which were company-owned:

Franchise Cafés	Number of locations
U-Swirl	34
Aspen Leaf Yogurt	6
Yogurtini	25
Josie’s	4
CherryBerry	126
Yogli Mogli	23
Fuzzy Peach	20
Total Franchise Cafés	238
U-Swirl Company-owned Cafés	6
Aspen Leaf Yogurt Company-owned Cafés	2
Yogli Mogli Company-owned Cafés	1
CherryBerry Company-owned Cafés	1
Total Company-owned Cafés	10
Total Cafés	248

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

We have been able to secure price reductions from various vendors as well as increase support for the franchisees that were under-performing. On a long-term basis we see value in one cohesive brand and will work to that end. Currently we have decided to renew franchise disclosure documents of U-Swirl, Yogurtini, and CherryBerry for expansion of new locations. We do, however, expect to open cafés of acquired brands already under franchise agreement, but not yet opened under those acquired brands.

Pursuant to the terms of acquisition, the former owners of Yogurtini and Fuzzy Peach have the right to earn additional compensation based on a formula of total royalty income generated from their respective locations open for more than a year that exceeds a specific threshold. This provides the former owners with a financial incentive to sell and open additional locations. We recorded a liability of $146,257 and $472,398 as additional compensation under this arrangement for the fiscal years ended February 28, 2015 and 2014 respectively.

Our long-term strategy is to expand the operation to critical mass and then operate as one brand. The incentives we put in place are both economic incentives for franchisees as well as offering the opportunity to co-brand with Rocky Mountain Chocolate Factory.

In March 2014, our wholly-owned subsidiary, Moxie Consumer Products, LLC, a Nevada limited liability company (“Moxie”), acquired the business assets of Moxie USA, LLC, which distributed beverage and gummies products. In September 2014 we made management and operational changes to enhance franchise support, profitability and cash flows. As part of this restructuring, we released all rights associated with Moxie Consumer Products, LLC. We did not realize any liability associated with the acquisition and subsequent release. During the 2015 fiscal year we realized an operating loss associated with Moxie of approximately $28,000. These transactions associated with Moxie were immaterial to our results of operations during the year ended February 28, 2015.

We believe that U-Swirl offers two distinct market opportunities. The first opportunity lies with the increasing awareness among consumers of the connection between diet and good health, as evidenced by the current focus on childhood obesity and recent initiatives to improve school lunch programs. We believe that as a result, demand for high-quality healthy foods, in particular healthy fast foods, is increasing and that our U-Swirl cafés will be able to take advantage of this growing demand for healthy food by focusing on foods with lower-fat, higher nutritional content and wholesome, natural food ingredients. The second opportunity lies with the demographic more interested in an indulgent experience, which may be provided by U-Swirl and/or all its brands through co-branding with RMCF.

Competition

We believe that each of the following self-serve frozen yogurt chains provides direct competition to U-Swirl:

●	TCBY – approximately 340 locations in the United States, now offering self-serve franchises

●	Menchie’s – approximately 490 locations in the United States, Canada, Puerto Rico, South Africa, Bahrain, United Arab Emirates, India, China, Japan, Saudi Arabia, Pakistan, Guam and Australia

●	Orange Leaf Frozen Yogurt – approximately 290 locations in the United States

●	Yogurtland – over 280 locations in the United States, Guam, Mexico, Venezuela and Australia

●	Sweet Frog – over 330 locations in the United States and abroad.

Several of these competitors have significant competitive advantages over the Company in terms of operating histories, number of locations in operation, number of franchisees and area developers, capital, human, and other resources. There are also numerous retail outlets offering self-serve frozen yogurt that are independently owned and operated. We compete not only for customers, but also for management and hourly personnel, suitable real estate sites, investment capital and qualified franchisees. We also compete against frozen yogurt retailers that are not self-serve models.

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

We have designed U-Swirl cafés to be distinguishable from other frozen yogurt retail outlets and attractive to customers by offering the following:

●	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;

●	spacious surroundings of 1,800 to 3,000 square feet;

●	16 to 20 flavors of frozen yogurt;

●	up to 70 toppings;

●	self-serve format allowing guests to create their own favorite snack; and

●	co-branding opportunities with RMCF.

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

Growth Strategy / Acquisition Strategy

Our growth strategy is to maximize our market share and market penetration through the acquisition of additional self-serve yogurt systems, as well as the acquisition of complementary businesses, or the negotiation of supplier agreements, which may provide economies of scale and vertical integration. Although we believe there are still many geographic opportunities for growth, we feel the self-serve frozen yogurt market has reached a saturation point. In many parts of the country the consolidation of the industry has begun. We believe this consolidation can prove beneficial to us in a number of ways, and we will concentrate a significant amount of our efforts towards the acquisition of additional franchisors of self-serve frozen yogurt. In addition to the acquisition of self-serve frozen yogurt franchisors we see benefits in complementary businesses and supplier agreements which provide us with the opportunity for vertical integration or economies of scale. Opportunities lie in owning specific products which may be sold in our cafés, as well as securing proprietary technology for use by franchisees. We see this as a possibility of adding new revenue streams while expanding into other markets in an efficient and lower risk model.

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

There can be no assurances that we can or will be able to successfully achieve our growth objectives through the opening of franchise locations, or the acquisition of additional franchisors. Similarly, other risk factors identified herein could adversely impact our ability to fully develop the forecasted market opportunity.

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

With 10 company-owned cafés and 238 franchised cafés in operation, we now identify qualified candidates through referrals from other franchisees, inquiries on our web site, as well as through two web portals for franchise leads, and customers of all brands.

We are seeking individuals or groups with the skills and financial strength to operate a single, or multi-unit franchise organization within specific geographic territories. We anticipate a franchise territory will consist of areas that contain single units, cities, or counties depending on population and other factors.

We consider the skills and investment capital that each potential franchise owner presents to determine the size and nature of the territory and the minimum number of U-Swirl locations that the franchise owner will be required to maintain in the territory in order keep the exclusive rights to that territory. Historically, we have considered the appropriate number of locations in an area to be one café per 100,000 people and then set the minimum number of locations at half that amount. Because of the growth and saturation of the self-serve frozen yogurt industry we believe that territory development and sales will be limited in the future. We now are focused on acquisitions of small franchisors that represent desirable territory presence when compared to our existing brands’ presence.

After April 30, 2013, Yogurtini discontinued offering area developments and only offers single franchise units.

Area Development Agreements

We have historically pursued a development strategy focused on the execution of area development agreements (“ADAs”) with qualified area developers that possess, or have the ability to secure in a timely manner, the experience, knowledge and abilities, established market knowledge and relationships, capital resources, and the skills necessary to develop multiple locations in a market. Prior to the execution of an ADA, we determined the minimum number of cafés that must be developed within a territory. A territory will consist of one or more metropolitan or micropolitan1 statistical areas. A standard form ADA generally provides for the following:

●	Term: Until the end of the development schedule, generally 15 years;
●	Development Exclusivity: The ADA provides for limited and conditional development exclusivity for the area covered by the ADA. The exclusivity does not apply to:
●	Non-traditional café types (such as shopping mall food court or airport locations), or
●	Cafés acquired by the Company pursuant to a merger or acquisition;
●

Minimum Development Required: A standard form ADA requires the area developer to develop a pre-determined number of locations within the territory on an annual basis for each year during the term of the ADA; and

●	Rights of Renewal: The ADA may be renewed if the area developer has not committed a material breach of the ADA or an underlying franchise agreement.

Our requirements for qualified area developers have resulted in fewer franchisees in our U-Swirl system but we believe that the area developer will generally be able to create more value for the U-Swirl network by implementing more comprehensive, responsive and competitive development, operations and marketing strategy and programs.

1 As defined by the United States Census Bureau, a micropolitan area is the area (usually a county or grouping of counties) surrounding and including a core city with population between 10,000 and 49,999 (inclusive). Suburbs of metropolitan areas are generally not considered to be micropolitan core cities, although they can be if they are in another county from the metropolitan core.

Franchise Development and Operations

The estimated initial investment for a franchise is $360,000 to $466,000, exclusive of real estate costs. Franchisees generally pay an initial franchise fee of $25,000 for a single unit. Area developers pay a development fee of $25,000, which includes the initial franchise fee for the first café, plus $5,000 for each additional café constituting the minimum number of units for an area development agreement. The minimum number is the number of cafés we determine should be opened in the development area. The development fee of $25,000 is applied to the initial franchise fee to be developed under the agreement and for each successive café the franchise fee is generally $15,000. The development fee is not refundable.

Our existing U-Swirl franchisees pay a royalty ranging from 2% to 5% based on net sales. We have increased the royalty to 5% for new franchisees to our U-Swirl system. The acquired brands are charging the following royalties in their existing franchise and/or license agreements, which we will honor: Yogurtini – 5%, ALY – 4%, Josie’s – 3% to 6%, CherryBerry – 2.5% to 6%, Yogli Mogli - 6%, Fuzzy Peach - 6%, and Let’s Yo! – 3.5% to 6%. We intend to evaluate franchise agreements at renewal and renew at the standard royalty rate reflected within the then current franchise agreement.

The CherryBerry frozen yogurt franchise system offered the opportunity for franchisees to become development agents whereby they could sell franchises and service franchisees within their designated territory for a percentage of the initial fee, usually 50% of the total franchise fee, and a percentage of the monthly royalty fee, usually 33% of the total royalty fee charged. We will honor the development agent contracts but no longer offer the opportunity for new franchisees to become a part of the development agent network.

U-Swirl franchisees pay a 1% marketing fee based on net sales to support national and regional advertising efforts. In general, our franchise agreements also require franchisees to dedicate at least 1% of net sales to local advertising.

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

Currently, all of the frozen yogurt served in our cafés is purchased from YoCream International, Inc. (also known as Dannon YoCream) and/or Honey Hill Farms, Inc. During FY 2015 we removed Honey Hill Farms, Inc. from the vendors authorized to provide frozen yogurt to our stores. This change was to leverage the scale of our larger franchise system. In certain instances we have granted franchisees an exception to our approved vendor requirements. These exceptions generally relate to geographic distribution limitations, or economic reasons why our approved vendor cannot be utilized. Currently, all of the frozen yogurt dispensing equipment is purchased from Taylor Company and/or Stoelting Food Service Equipment Company. We source toppings and supplies from local area distributors. We believe that all of these items are readily available from other sources.

Each of our acquired franchise agreements has a 10-20 year term and may be renewed for up to two additional 15-year terms. New franchise agreements have a 15 year term and 15 year renewal option. Transfers by the franchisees are permitted with our approval, but we have a first right of refusal to purchase the franchise business. Upon termination of the franchise agreement, we have the option to purchase the assets used in the franchise business at fair market value.

U-Swirl-n-Go

We also intend to offer franchises for a limited-product store (a “U-Swirl-n-Go Store”) within a non-traditional location, such as a convenience store, airport, or hotel. U-Swirl-n-Go Stores will typically offer two to six flavors of self-service yogurt, with customers filing containers with as much of one or more flavors as desired, selecting from over 40 toppings, and then paying by the ounce for the yogurt and toppings or a flat fee, as determined by the franchisee. U-Swirl-n-Go Stores will typically occupy 50 square feet or less within the non-traditional location, and with no dedicated seating. As of February 28, 2015 there was one U-Swirl-n-Go unit in operation.

The total investment necessary to begin operation of a U-Swirl-n-Go Store franchise without an area development agreement is from $60,000 to $232,000. This amount includes the initial franchise fee. The initial franchise fee is based on the number of yogurt machines, $9,000, $12,000, and $15,000 for up to 2 yogurt machines, 3-4 yogurt machines, and 5 or more yogurt machines, respectively. Instead of a royalty based on a percentage of net sales, the monthly royalty for a U-Swirl-n-Go Store will be $500 for up to 2 yogurt machines, $650 for 3-4 yogurt machines, and $750 for 5 or more yogurt machines. Instead of paying 1% of net sales to support national and regional advertising efforts, franchisees of U-Swirl-n-Go Stores will pay up to $150 per month. The first U-Swirl-n-Go location opened in December of 2014. Due to the lack of experience and history in this segment of the industry, all terms of agreement are subject to change based on market conditions.

Market Development

We launched the U-Swirl concept by focusing our development efforts on company-owned cafés in the Las Vegas metropolitan statistical area. We believed that by developing our local area, we would then be able to better monitor café level operations and the effectiveness of various marketing and advertising programs, and market to persons who want to develop multi-unit areas.

We launched our new market development initiatives in October 2009 with the expansion of our management team that included professionals experienced in the development of restaurant and retail concepts on a national level. While these professionals are no longer with us, we continue to utilize comprehensive data gathering and analysis, incorporating consumer demographic densities and characteristics, psychographic data, traffic counts and flow, short-term and long-term market development trends, proximity to community points-of-interest, local competitors and site availability. The recent transaction with RMCF provides us access to 30 years of experience in the retail dessert franchise business. We intend to leverage their experience in retail store marketing, franchise support, logistics, and overall knowledge of the business to expand into new markets and specifically in identifying new locations within a particular market. Once we identify available sites that meet or exceed our criteria, we apply another round of scrutiny. These criteria include, but are not limited to, site visibility, ingress and egress, size, location within a shopping center, tenant mix and rent factors.

As a result of increasing competition and market saturation within many of our target development markets we seek to maximize our market share and market penetration through the acquisition of additional self-serve yogurt systems in attractive markets. Although we believe there are still many geographic opportunities for growth, we feel the self-serve frozen yogurt market has reached a saturation point. In many parts of the country the consolidation of the industry has begun. We see this as a possibility of adding new revenue streams while expanding into other markets in an efficient and lower risk model.

Personnel Development

We believe that a critical factor in the successful development and operation of each U-Swirl café is the development of café personnel. To meet this need, we have developed a comprehensive U-Swirl training program that all café personnel are required to complete. The training requirement applies to all U-Swirl cafés including company-owned, franchise-owned and licensed U-Swirl cafés. The training program addresses all key areas of café operations.

In addition to its café personnel, we require that many non-café employees successfully complete the U-Swirl training program. This ensures that all non-café personnel that support our café operations are fully aware of issues relating to successful retail operations and maximizing customer satisfaction. ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach implement similar training programs for operations of their respective systems. We have begun the process of comparison for best practice implementation.

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

Point-of-Sale System

The Company utilizes a point-of-sale (POS) system which provides a vast array of reports that tracks key metrics and performance measures. The Company’s café managers and management team utilize the data to measure and monitor café performance and effectiveness of advertising and promotion programs. The Company continues to refine its reporting package to ensure timely and accurate reporting and trend analysis that is used to accomplish various objectives to maximize profitability, for each café and in the aggregate, including:

●	Developing and implementing cost-effective new customer acquisition and customer loyalty programs;

●	Achieving and maintaining target cost of sales and labor costs and gross margins;

●	Incorporating café performance analytics with other relevant factors to refine criteria to provide predictive indicators for purposes of site selection for future cafés; and

●	Forecasting future performance.

We have both corporate stores and franchise stores with varying POS systems, namely R-Power, Lionwise, and Micros POS system. They will all continue to be part of our operations for the foreseeable future; however, our goal is to identify and create, if necessary, a cohesive, scalable system for the long-term future. We have engaged RMCF for support services related to information technology and financial reporting services. RMCF will provide integration of POS data to legible sales reports for management use. RMCF will utilize reports to execute daily financial reporting services for U-Swirl, including accounts receivable and accounts payable. Beginning February 1, 2014, RMCF began charging us $2,000 for the first and second months and $5,000 for each month thereafter for as long as the services are provided.

Key data tracked and analyzed includes, but is not limited to:

●	Product sales and sales mix;

●	Customer and transaction counts; and

●	Employee labor hours.

Trademarks and Copyrights

In connection with our frozen yogurt café operations, the following marks are owned by us and have been registered with the U.S. Patent and Trademark Office:

●	“u-swirl FROZEN YOGURT and Design”	●	“BEST ON THE PLANET”
●	“U-SWIRL FROZEN YOGURT”	●	“CHERRYBERRY self-serve yogurt bar”
●	“U-SWIRL”	●	“YOGLI MOGLI”
●	“U and Design”	●	“FUZZY PEACH”
●	“WORTH THE WEIGHT”	●	“LET’S YO”*;
●	“FREQUENT SWIRLER”	●	“a yogurt experience”*;
●	“YOGURTINI”	●	“YO-LISH”*;
●	“SERVE YO SELF”	●	“FIT-YO”*; and

* Ownership acquired subsequent to February 28, 2015.

The “U-SWIRL FROZEN YOGURT and Design” (a logo) is also registered in Mexico and we have a pending application for registration of “U-SWIRL” in Canada.

We are licensed to use the mark “ASPEN LEAF” and have been granted a license to use the registered marks owned by RMCF in co-branded cafés.

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

Employees

Our company-owned cafés have approximately 9 full-time employees and 60 part-time employees that work various shifts. The cafés are open seven days per week generally from 11:00 a.m. to late evening. In addition to the employees at the cafés, we had 9 full-time employees as of May 8, 2015, consisting of our Chief Executive Officer, Chief Financial Officer, President and personnel related to the following functions: franchise development and national operations.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2. Properties

Facilities

Our Principal offices are located in the headquarters of our parent company, Rocky Mountain Chocolate Factory, Inc., at 265 Turner Dr. Durango, CO 81303.

We also have offices located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, with approximately 5,200 square feet of space leased for a term of five years expiring in July 2018. We no longer conduct business at this location; however, we continue to pay rent of approximately $2,800 per month. As of May 1, 2015 we have a signed sublease agreement for this location.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. The leases for our company-owned cafés range from approximately 400 to 3,000 square feet. The leases are generally for five-year terms with options to extend. We currently have 12 leases in place which range between $1,000 and $7,500 per month, exclusive of common area maintenance charges and taxes.

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

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal years ended February 28, 2014 and 2015. These quotations reflect inter-dealer prices quoted on the OTCQB without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2014 Fiscal Year:
May 31, 2013	$0.42	$0.30
August 31, 2013	$0.93	$0.33
November 30, 2013	$1.38	$0.60
February 28, 2014	$1.10	$0.62

2015 Fiscal Year:
May 31, 2014	$0.97	$0.70
August 31, 2014	$0.78	$0.40
November 30, 2014	$0.65	$0.25
February 28, 2015	$0.43	$0.30

On May 18, 2015, the closing price for the common stock on the OTCQB was $0.36 per share.

Holders and Dividends

As of May 6, 2015, there were 66 record holders of our common stock. To date, we have not declared or paid any dividends on our common stock. We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the quarter ended February 28, 2015, we issued 4,000,000 shares of our common stock to the owners of CherryBerry in accordance with the terms of the related asset purchase agreement for the acquisition of the CherryBerry assets. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

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

After experiencing continued operating losses with our EVOS restaurants, we decided to diversify into another healthy fast food concept and acquired the worldwide rights to U-Swirl Frozen Yogurt (“U-Swirl”) on September 30, 2008. We opened our first company-owned U-Swirl café in the Las Vegas Metropolitan Statistical Area (MSA) in March 2009, and we have since developed five more company-owned cafés in the Las Vegas MSA. In addition, the original U-Swirl café in Henderson, Nevada, continues to operate as a franchisee.

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

In January 2014, we acquired the assets of the CherryBerry and Yogli Mogli frozen yogurt systems, thereby tripling the size of our self-serve frozen yogurt café network. We also acquired the business assets of the Fuzzy Peach frozen yogurt system in February 2014.

As of February 28, 2015, we had 10 company-owned cafés and 238 franchised cafés in 37 different states and 3 foreign countries. Management is focusing its efforts on nurturing its relationship with the ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system.

Management is also continuing its efforts to expand product offerings, including co-branding arrangements. Some of the cafés will have co-branded RMCF products, while others may have co-branding arrangements with different entities.

In addition, we have recently launched the offering of U-Swirl-n-Go Store franchises, which are limited-product stores within non-traditional locations, such as convenience stores, airports, hotels and other mass gathering areas. The initial investment for these franchises is substantially less and more flexible royalty fees, instead of fees based on a percentage of revenues, are offered. The first U-Swirl-n-Go was opened in December 2014.

Since we are now a subsidiary of RMCF, we changed our fiscal year-end to that of RMCF, the last day of February, which required the filing of a transition report for the two months ended February 28, 2013.

Results of Operations

We have presented audited Consolidated Statements of Operations for the year ended February 28, 2015 (“FY 2015”) and the year ended February 28, 2014 (“FY 2014”).

For FY 2015, our cafés generated $4,071,013 in sales, net of discounts, as compared to $4,051,789, for FY 2014. The increase for FY 2015 was due primarily to the closing of underperforming cafés and the acquisition of additional company-owned cafés as part of the CherryBerry and Yogli Mogli transactions. Same-store sales at Company owned cafés declined 1.8% in FY 2015, when compared to the prior year period.

Our FY 2015 café operating costs were $3,238,620 or 80% of net sales revenues, resulting in café operating profit of $832,393. For FY 2014, café operating costs were $3,186,089 or 79% of net sales revenues, resulting in café operating profit of $865,700. Management believes that the higher operating costs in FY 2015 compared to FY 2014 was due primarily to the closing of underperforming cafés and the acquisition of additional company-owned cafés and the associated costs of these transitions.

For FY 2015, we generated franchise fee income of $250,250, royalty income of $2,230,286, rebate income of $528,957 and marketing fees of $421,437. For FY 2014, we generated franchise fee income of $68,111, royalty income of $879,312, rebate income of $387,507 and marketing fees of $141,930. During FY 2015, we had 238 franchised cafés for all or part of that period, as compared to 272 franchised cafés in operation for all or part of FY 2014.

We incurred $626,445 for franchise development expense in FY 2015 compared to $60,493 during FY 2014. This increase is the result of an increase in franchise units outstanding for the full year and the costs associated with supporting these franchise systems.

Marketing and advertising expenses were $459,935 for FY 2015, as compared to $254,947 for FY 2014. Marketing fees paid by our franchisees increase in accordance with system-wide sales. Therefore, we spent more on store marketing expenses for FY 2015 as we averaged more stores during FY 2015 than we did during FY 2014.

For FY 2015, general and administrative expense was $1,981,240, as compared to $1,693,597 in FY 2014. The increase in 2015 was due primarily to the increase in the growth of our Company. As a percentage of total revenues, general and administrative expense declined to 26.4% in FY 2015 compared to 30.6% in FY 2014.

Depreciation and amortization expense for the 2015 period was $813,172, as compared to $520,979 in FY 2014. The increase in 2015 reflects the addition of franchise rights from the CherryBerry, Yogli Mogli and Fuzzy Peach acquisitions and the associated amortization expense for the full year period.

We incurred restructuring and asset acquisition expenses of $628,077 and $619,435 for FY 2015 and 2014, respectively. The FY 2015 expenses represented charges associated with asset impairments, severance and transitional compensation and legal fees associated with acquisitions. The FY 2014 expenses represented legal fees associated with the acquisitions, due diligence fees for accountants and auditors, the expense of auditing the acquired companies, and the legal fees associated with updating our Franchise Disclosure Document to reflect the acquisitions.

In addition, we recorded a fair value adjustment of $47,833 and $1,290,790 for the year ended February 28, 2015 and 2014, respectively, in connection with the Note Payable to RMCF that funded the acquisition of the CherryBerry, Yogli Mogli and Fuzzy Peach assets.

As a result of the above, our loss from operations was $293,379 in FY 2015, as compared to $2,097,681 in FY 2014.

Interest expense for FY 2015 was $28,813, as compared to $28,803 in FY 2014. Interest income increased to $9,958 during FY 2015, compared with no amount of interest income in FY 2014. This resulted in a net loss for FY 2015 of $312,234 as compared to $2,126,484 in FY 2014.

Liquidity and Capital Resources

At February 28, 2015, we had a working capital deficit of $7.45 million and cash of $2,348,121. At February 28, 2014, we had a working capital deficit of $391,289 and cash of $701,748. The working capital deficit at February 28, 2015 is the result of the inclusion of the convertible note in the amount of $7.45 million as a current liability. Because the note is payable through the issuance of preferred stock, we do not believe that the working capital deficit at February 28, 2015 represents a liquidity concern.

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

In July 2013, we executed promissory notes with RMCF for the purchase and installation of equipment necessary to convert two company-owned cafés into co-branded RMCF and U-Swirl cafés. Interest accrues on the notes at the rate of 6% per annum, compounded annually and capitalized during the course of construction. The notes require monthly payments of principal and interest over a five-year period beginning in October 2013. Payment of the notes is secured by a security interest in all of the equipment purchased with the proceeds of the notes. At February 28, 2015, the unpaid balance of these notes was $94,030 as compared to $116,867 at February 28, 2014.

In January 2014, we acquired the business assets of two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés. CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of our common stock. Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of our common stock. Subsequent to the transaction date Yogli Mogli did not complete the anticipated funding of the gift card liability. As a result, the Company has not issued any of the Yogli Mogli shares. As described in Note 17, the Company does not anticipate that the shares will be issued. As of February 28, 2015 those shares had not been issued and the Company has recorded an assumed liability associated with the gift card liability.

RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of our assets.

Under the loan and security agreement with RMCF, RMCF agreed to loan us up to $7,750,000.  Interest accrues at the rate of 9% per annum, with the principal and unpaid accrued interest due January 16, 2016.  We are required to pay an undrawn commitment fee equal to 0.10% multiplied by the average daily difference between the loan commitment and the aggregate outstanding loan.  Payment of the loan is secured by a security interest in all of our assets.  All payments of principal, interest and undrawn commitment fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF.  The rights and preferences of the Preferred Stock include cumulative dividends equal to 9% of the stated value of $0.90 per share, a liquidation preference, the right to vote with our common stock on all matters submitted for a vote to holders of the common stock, and the right to convert into shares of our common stock.  We may prepay up to $2,100,000 of the outstanding amounts due at our option and without penalty in cash from the proceeds raised from (i) advances on rebates from our yogurt suppliers and (ii) the exercise of outstanding stock options and warrants.  We also have the option to redeem all amounts owed under the loan agreement at any time after January 16, 2015 at the rate of 108% of the total amounts owed, by making payment in cash, shares of Preferred Stock, or a combination thereof, at the option of RMCF.  At February 28, 2015, we owed $5,564,776 to RMCF under the convertible note compared to $6,679,876 at February 28, 2014.

The loan covenants required the Company to maintain consolidated adjusted EBITDA of $1,804,000 for the year ended February 28, 2015. At February 28, 2015 the Company had reported $1,284,000 of adjusted EBITDA. In the event of default, RMCF may charge interest on all amounts due under the loan agreement with the Company at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on its security interest. At February 28, 2015 we believe that the conversion of the loan into preferred stock as settlement of the obligation would result in 70% more preferred shares issued when compared to the amount issuable if the Company was compliant with the loan covenants.

RMCF also entered into a management services agreement with us for $542,500 which will be due on January 16, 2016.  The management fee is convertible into Preferred Stock at $0.45 per share.  The management services agreement is for services to be provided through January 16, 2016.  The amount due is included in Notes Payable Related Party.

During the fourth quarter of FY 2014 and the first quarter of FY 2015, we redeemed our outstanding Class C Warrants, and 1,515,882 Class C Warrants were exercised for gross proceeds of $909,529. We used the proceeds to prepay amounts owed under the RMCF convertible note.

For the year ended February 28, 2015, we had a net loss of $312,234. Operating activities provided cash of $1,107,148, with the principal adjustments to reconcile the net loss to net cash provided by operating activities being the change in accounts receivable of $932,687 and depreciation and amortization of $813,172. For the year ended February 28, 2014, we had a net loss of $2,126,484. Operating activities provided cash of $1,733,751, with the principal adjustments to reconcile the net loss to net cash provided by operating activities being a change in deferred revenues of $1,362,147, the fair value adjustment on the note payable to RMCF of $1,290,790 and depreciation and amortization of $520,979.

During the year ended February 28, 2015, investing activities provided cash of $784,267. During 2014, investing activities used cash of $7,758,620, primarily due to $6,267,035 for the purchase of franchise rights and intangible assets associated with the CherryBerry, Yogli Mogli and Fuzzy Peach acquisitions and $1,494,295 for property and equipment associated with those acquisitions and with the conversion of two company-owned stores into co-branded stores.

Financing activities used cash of $245,042 for the year ended February 28, 2015 with proceeds from stock issuances providing $892,895 being more than offset by repayments of notes payable of $1,137,937. Financing activities provided cash of $6,368,090 for the year ended February 28, 2014, with $8,335,795 being proceeds from the RMCF loan offset by $542,500 of capitalized loan origination fees and $1,532,803 in loan repayments.

As a result of the acquisitions of CherryBerry, Yogli Mogli and Fuzzy Peach, our accounts receivable balance was significantly lower at February 28, 2015 than at February 28, 2014. Accounts receivable decreased from $1,269,431 at February 28, 2014 to $267,140 at February 28, 2015, due to $1,108,419 in gift card liability receivables and marketing funds owed to us by CherryBerry being received during FY 2015.

At February 28, 2015, we recorded $805,860 of deferred revenue in connection with the development fees from area development agreements signed prior to that date, as compared to $1,688,647 at February 28, 2014. Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments for the periods specified as of February 28, 2015:

	Operating Leases	Notes Payable	Total
2016	$584,024	$7,470,146	$8,054,170
2017	461,169	25,741	486,910
2018	395,947	27,329	423,276
2019	383,034	16,713	399,747
2020	169,120	-	169,120
Thereafter	-	-	-
Total minimum payments	1,993,294	7,539,929	9,533,223
Less: current maturities	(584,024)	(7,470,146)	(8,054,170)

Long-term obligations	$1,409,270	$69,783	$1,479,053

Plan of Operations

We believe that cash flow generated from operating activities is more than sufficient to cover our contractual liabilities and what we require to maintain our existing operations, which now include the ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli and Fuzzy Peach Frozen Yogurt chains. Although we have historically experienced losses from operations, including recently, based on our current projections, we believe that the operation of our 10 company-owned cafés and revenues from franchise royalties and fees will provide sufficient cash to maintain our existing operations indefinitely.

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

While we have experienced profitable operations for the six months ended August 31, 2014, we note that we are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of frozen yogurt have occurred in spring and summer months and our weakest sales have occurred during the winter months. Accordingly, we incurred a net loss of $12,646 for the quarter ended November 30, 2014 and incurred an operating loss of $758,033 for the quarter ending February 28, 2015. Our new co-branded locations with RMCF represent our efforts to address the seasonal fluctuations in sales, as demand for gourmet chocolate products is stronger during the fall, winter and spring seasons.

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

Leasehold Improvements, Property and Equipment. Leasehold improvements, property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful life of the asset, which ranges from five to ten years. Leasehold improvements are amortized on the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

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

Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. In assessing goodwill for impairment, we assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carrying amount. Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value.

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

Business Combinations. The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the acquisition is allocated to the underlying tangible and intangible assets acquired based on their respective fair values. Fair values are derived from various observable and unobservable inputs and assumptions. The Company utilizes third-party valuation specialists to assist in the allocation. Initial purchase price allocations are preliminary and are subject to revision within the measurement period, not to exceed one year from the date of acquisition. The costs of the business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Moreover, unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” This guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective for us in the first quarter of our fiscal year ended February 28, 2017. The adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.                             Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

U-Swirl, Inc. and Subsidiaries

Durango, Colorado

We have audited the accompanying consolidated balance sheet of U-Swirl, Inc. and Subsidiaries (the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting (“Internal Control”). Our audits included consideration of Internal Control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s Internal Control. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U-Swirl, Inc. and Subsidiaries as of February 28, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

May 27, 2015

Denver, Colorado

U-SWIRL, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2015	February 28, 2014
Assets
Current assets
Cash	$2,348,121	$701,748
Accounts receivable, less allowance for doubtful accounts of $59,860 and $10,000, respectively*	267,140	1,269,431
Accounts receivable, related party	-	11,989
Notes receivable, including current maturities	73,247	-
Inventory	97,669	118,219
Prepaid expenses	58,058	18,182
Total current assets	2,844,235	2,119,569

Leasehold improvements, property and equipment, net	1,542,642	2,939,820

Other assets
Notes receivable, less current portion	139,998	-
Deposits	75,798	72,185
Goodwill and other intangible assets, net*	7,795,175	8,080,551
Other assets	264,295	541,645
Total other assets	8,275,266	8,694,381

Total assets	$12,662,143	$13,753,770

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$2,732,233	$2,346,572
Accounts payable, related party	95,209	290,978
Current portion of long-term debt, related party	7,470,146	22,837
Total current liabilities	10,297,588	2,660,387

Deferred rent	63,224	105,031
Deferred revenue	805,860	1,688,647
Notes payable, related party	69,783	8,607,196
Total liabilities	11,236,455	13,061,261

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized, 21,815,484 and 15,440,029 shares issued and outstanding, respectively	21,815	15,440
Common stock payable, 607,998 and 4,000,000 shares issuable, respectively*	608	4,000
Additional paid-in capital*	11,111,808	10,069,378
Accumulated deficit	(9,708,543)	(9,396,309)
Total stockholders’ equity*	1,425,688	692,509
Total liabilities and stockholders’ equity	$12,662,143	$13,753,770

* February 28, 2014 balances have been revised as discussed in Note 17 to the financial statements.

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	February 28, 2015	February 28, 2014

Revenues
Café sales, net of discounts	$4,071,013	$4,051,789
Franchise royalties and fees	3,430,930	1,476,860
Total revenues	7,501,943	5,528,649

Café operating costs
Food, beverage and packaging costs	1,400,086	1,307,238
Labor and related expenses	1,050,056	1,109,734
Occupancy and related expenses	788,478	769,117
Franchise development	626,445	60,493
Marketing and advertising	459,935	254,947
General and administrative	1,981,240	1,693,597
Depreciation and amortization	813,172	520,979
Restructuring and asset acquisition expenses	628,077	619,435
Fair value adjustment	47,833	1,290,790
Total costs and expenses	7,795,322	7,626,330

Loss from operations	(293,379)	(2,097,681)

Other income (expense)
Interest expense	(28,813)	(28,803)
Interest income	9,958	-
Other expense, net	(18,855)	(28,803)

Loss from continuing operations before income taxes	(312,234)	(2,126,484)

Provision for income taxes	-	-

Net loss	$(312,234)	$(2,126,484)

Net loss per common share, basic and diluted	$(0.01)	$(0.14)

Weighted average common shares outstanding and common stock payable, basic and diluted	21,682,665	15,332,233

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Common Stock Payable		Prepaid Stock-Based	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	Equity
Balance, February 28, 2013	14,402,088	$14,402	750,000	$750	$(94,399)	$9,042,111	$(7,269,825)	$1,693,039
Issuance of common stock payable	750,000	750	(750,000)	(750)	-	-	-	-
Issuance of common stock pursuant to option exercise	50,000	50	-	-	-	16,200	-	16,250
Issuance of common stock pursuant to warrant exercise, net of offering costs	237,941	238	-	-	-	91,110	-	91,348
Issuance of common stock pursuant to CherryBerry Acquisition*	-	-	4,000,000	4,000	-	956,000	-	960,000
Issuance of common stock pursuant to Yogli Mogli Acquisition*	-	-	-	-	-	-	-	-
Amortization of stock-based compensation	-	-	-	-	19,380	38,976	-	58,356
Net loss	-	-	-	-	-	-	(2,126,484)	(2,126,484)
Balance, February 28, 2014	15,440,029	$15,440	4,000,000	$4,000	$(75,019)	$10,144,397	$(9,396,309)	$692,509
Issuance of common stock payable	-	-	607,998	608	-	(608)	-	-
Issuance of common stock pursuant to option	-	-	-	-	-	-	-	-
Issuance of common stock pursuant to warrant exercise, net of offering costs	2,125,455	2,125	-	-	-	890,769	-	892,894
Issuance of common stock pursuant to CherryBerry Acquisition	4,000,000	4,000	(4,000,000)	(4,000)	-	-	-	-
Amortization of stock-based compensation	250,000	250	-	-	75,019	77,250	-	152,519
Net Loss	-	-	-	-	-	-	(312,234)	(312,234)
Balance, February 28, 2015	$21,815,484	$21,815	607,998	$608	$-	$11,111,808	$(9,708,543)	$1,425,688

* February 28, 2014 balances have been revised as discussed in Note 17 to the financial statements.

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2015	For the Year Ended February 28, 2014
Cash flows from operating activities:
Net loss	$(312,234)	$(2,126,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	813,172	520,979
Fair value adjustment on notes payable, related party	47,833	1,290,790
Accrued interest on notes payable, related party	-	28,803
Stock-based compensation	152,519	58,356
Asset Impairment	290,640	-
Provision for loss on accounts receivable	82,000	-
Gain on sale of property and equipment	(54,269)	-
Changes in operating assets and liabilities:
Accounts receivable, net	932,687	(1,305,279)
Inventory	18,351	(19,708)
Prepaid expenses	(40,143)	6,410
Deposits	(3,613)	(33,099)
Accounts payable and accrued liabilities	238,068	1,693,411
Accounts payable, related party	(133,269)	279,186
Deferred rent	(41,807)	(21,761)
Deferred revenue	(882,787)	1,362,147
Net cash provided by operating activities	1,107,148	1,733,751
Cash flows from investing activities:
Accounts receivable, related party	11,989	(3,392)
Proceeds received on Notes Receivable	44,466
Additions to Notes Receivable	(23,942)
Proceeds from sale of assets	528,830
Purchases of property and equipment	(61,053)	(1,494,295)
Purchases of goodwill and other intangible assets	-	(6,267,035)
Other assets	283,977	6,102
Net cash provided by (used in) investing activities	784,267	(7,758,620)
Cash flows from financing activities:
Proceeds from notes payable, related party	372,007	7,793,295
Repayments on notes payable, related party	(1,509,944)	(1,532,803)
Proceeds from issuance of common stock	892,895	107,598
Net cash provided by (used in) financing activities	(245,042)	6,368,090
Net change in cash	1,646,373	343,221
Cash, beginning of period	701,748	358,527
Cash, end of period	$2,348,121	$701,748
Supplemental disclosure of cash flow information:
Interest paid	$6,391	$8,267
Income tax paid	$-	$-
Disposition of café assets in connection with café closings or sale	$242,000	$400,000
Forgiveness of non-recourse debt in connection with café closings	$-	$(400,000)
Supplemental disclosure of noncash investing and financing activities:
Notes receivable from disposition of café assets	$(242,000)	$-
Rocky Mountain Transaction
Other assets	$-	$542,500
Management services payable	$-	$(542,500)
CherryBerry Acquisition:
Acquisition of franchise rights and intangible assets through issuance of common stock	$-	$960,000

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2015

NOTE 1 - DESCRIPTION OF BUSINESS

U-Swirl, Inc. was incorporated in the state of Nevada on November 14, 2005 and its wholly-owned subsidiary is U-Swirl International, Inc. (“U-Swirl”), was incorporated in the state of Nevada on September 4, 2008 (collectively referred to as the “Company”). A former wholly-owned subsidiary, Moxie Consumer Products, LLC (“Moxie”), a Nevada limited liability company which was organized in the state of Nevada on February 11, 2014 was transferred to new ownership in October 2014.

In September 2008, the Company acquired the worldwide rights to the U-Swirl Frozen Yogurt™ concept. The U-Swirl concept allows guests a broad choice in frozen yogurt by providing an assortment of non-fat and low-fat flavors, including tart, traditional and no sugar-added options and numerous toppings, including seasonal fresh fruit, sauces, candy and granola. Guests serve themselves and pay by the ounce instead of by the cup size.

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

In October 2013, the Company acquired the franchise rights to nine self-serve frozen yogurt cafés and license agreements to two self-serve frozen yogurt cafés from Josie’s Frozen Yogurt, LLC (“Josie’s”). As of February 28, 2015 four Josie’s units remained open.

In January 2014, the Company entered into business acquisitions with two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés. CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of the Company’s common stock (the “CherryBerry Acquisition”). Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of the Company’s common stock (the “Yogli Mogli Acquisition”). Subsequent to the transaction date Yogli Mogli did not complete the anticipated funding of the gift card liability. As a result, the Company has not issued any of the Yogli Mogli shares. As described in Note 17, the Company does not anticipate that the shares will be issued. As of February 28, 2015 those shares had not been issued and the Company has recorded an assumed liability associated with the gift card liability.

The Company also entered into an asset acquisition with another operator and franchisor of self-serve frozen yogurt cafés, Fuzzy Peach Franchising, LLC (“Fuzzy Peach”), in February 2014, thereby adding 17 cafés. The Company paid $481,000 at closing, plus an earn out, based upon royalty income generated by Fuzzy Peach cafés over the next twelve months, that could increase the purchase price by up to another $349,000. RMCF provided the funding for these acquisitions through a related party convertible note, which is secured by all of the Company’s assets. At February 28, 2015 we had recorded a liability of $146,257 in accounts payable and accrued liabilities associated with the Fuzzy Peach earn out obligation.

As of February 28, 2015 the Company had the following locations:

	U-Swirl	Aspen Leaf	Yogurtini	Josie’s	Cherry Berry	Yogli Mogli	Fuzzy Peach	Total
Company-owned Cafés	6	2	-	-	1	1	-	10
Franchised cafés	34	6	25	4	126	23	20	238
Total	40	8	25	4	127	24	20	248

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. There were no cash equivalents at February 28, 2015 or 2014.

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

Company-owned cafés under development are accounted for as construction-in-process. Construction-in-process is recorded at acquisition cost, including leasehold improvements, equipment expenditures, professional fees and interest expense capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-process is transferred to the appropriate asset group. As of February 28, 2015 and 2014, the Company did not have any construction-in-process.

The Company reviews its long-lived assets through analysis of estimated fair value whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company’s policy is to review the recoverability of all assets, at a minimum, on an annual basis. Based on its evaluation, the Company has recorded an impairment of fixed assets of $290,640 at February 28, 2015 related to underperforming café assets and the decision to close its office in Henderson, NV. No impairment was recorded at February 28, 2014.

Deposits

Deposits consist of security and utility deposits for multiple locations and a sales tax deposit held with the state of Nevada.

Gift card breakage

The Company and our franchisees sell gift cards that are redeemable for product in our cafés. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their cafés. A liability for unredeemed gift cards is included in accounts payable and accrued liabilities in the balance sheets.

There are no expiration dates on our gift cards, and we do not charge any service fees. While our franchisees continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company is in the process of accumulating sufficient historical redemption patterns to calculate breakage estimates related to unredeemed gift cards. This breakage rate is based on a percentage of sales when the likelihood of the redemption of the gift card becomes remote. Gift card breakage will be recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. As the Company is in the process of accumulating sufficient historical redemption patterns to calculate breakage estimates, the Company did not recognize gift card breakage during the year ended February 28, 2015 or 2014. Accrued gift card liability was $2,078,525 and $1,620,391 at February 28, 2015 and 2014, respectively, and is included in accounts payable and accrued liabilities.

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

Goodwill is not amortized. Instead, goodwill is reviewed for impairment at least annually or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. In assessing goodwill for impairment, the Company assesses qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carrying amount. Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value.

Other intangible assets acquired in a business combination are recognized at fair value using valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets with definite lives are amortized over the estimated useful lives and tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Intangible assets with definite lives are tested for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

Intangible assets are generally valued as the present value of estimated future cash flows expected to be generated from the asset using a risk-adjusted discount rate. Estimates and assumptions about future expected revenue and remaining useful lives of the assets are used when determining the fair value of the Company’s intangible assets. See note 17 for additional discussion of goodwill and intangible assets.

Business Combinations

The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the acquisition is allocated to the underlying tangible and intangible assets acquired based on their respective fair values. Fair values are derived from various observable and unobservable inputs and assumptions. The Company utilizes third-party valuation specialists to assist in the allocation. Initial purchase price allocations are preliminary and are subject to revision within the measurement period, not to exceed one year from the date of acquisition. The costs of the business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Moreover, unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Franchise Royalties and Fees

Revenue earned as a franchisor is derived from cafés in the Company’s worldwide territory and includes initial franchise fees and royalties. Initial franchise fee revenue from the sale of a franchise is recognized when the Company has substantially performed or satisfied all of its material obligations relating to the sale up through the point at which the franchisee is able to open the franchised café, and the Company has no intention of refunding the entire initial franchise fee or forgiving an unpaid note for the entire initial franchise fee. Substantial performance has occurred when the Company has (a) performed substantially all of its initial services required by the franchise agreement, such as providing to the franchisee (1) a copy of the Operations Manual; (2) assistance in site selection and selection of suppliers of equipment, furnishings, and food; (3) lease review and comments about the lease; and (4) the initial training course to one or two franchisee representatives; and (b) completed all of its other material pre-opening obligations. The Company defers revenue from the initial franchise fee until (a) commencement of operations by the franchisee; or (b) if the franchisee does not open the franchised café, (1) the date on which all pre-opening services and obligations of the Company are substantially complete, or (2) an earlier date on which the franchisee has abandoned its efforts to proceed with the franchise operations, and in either situation, the franchisee is not entitled to, and is not given, a refund of the initial franchise fee. Royalties ranging from three to six percent of net café sales are recognized in the period in which they are earned.

Rebates

Rebates received from purveyors that supply products to the Company’s franchisees are included in franchise royalties and fees. Rebates related to company-owned cafés are offset against café operating costs. Product rebates are recognized in the period in which they are earned.

Marketing Fees

The Company also recognizes a marketing and promotion fee of one percent of net franchisee café sales which is included in franchise royalties and fees.

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

Income Taxes

We provide for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. Due to historical losses, we established a full valuation allowance on our deferred tax assets.

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

The valuation policies are determined by the Chief Financial Officer (the “CFO”) and are approved by the Chief Executive Officer (the “CEO”). Each quarter, the CFO and the CEO will update the inputs used in the fair value calculations and internally review the changes from period to period for reasonableness.

The Company has consistently applied the valuation techniques discussed below in all periods presented. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2015 and 2014 by level within the fair value hierarchy:

February 28, 2014	Level 1	Level 2	Level 3	Total

Liabilities

Convertible Note	$-	$-	$7,970,666	$7,970,666

February 28, 2015	Level 1	Level 2	Level 3	Total

Liabilities

Convertible Note	$-	$-	$6,903,400	$6,903,400

The Company determined the fair value of the Convertible Note using the income valuation technique. Because of the hybrid nature of the Convertible Note, the Company first valued the debt host contract, or straight “bond,” component using a discounted cash flow analysis, and then valued the compound embedded derivative features using a Flexible Monte Carlo simulation. See Note 8 for discussion of the embedded features. Significant inputs to the valuation model include the coupon rate, effective yield, volatility, expected return and implied equity value.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a non-recurring basis as of January 17, 2014 by level within the fair value hierarchy:

January 17, 2014	Level 1	Level 2	Level 3	Total

Equity issuance

Common Stock issued for acquired assets – CherryBerry*	$-	$-	$960,000	$960,000

* February 28, 2014 balances have been revised as discussed in Note 17 to the financial statements.

The fair value of U-Swirl, Inc. common stock issued was $0.24 and was determined by fair value measurement as defined by the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 820-10-35-2. Fair Value Measurements and Disclosure is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The valuation was performed on a minority, marketable basis. The Company performed this valuation because it did not believe that the quoted market price was indicative of fair value. Primarily the Company believed that the quoted market price did not accurately represent the present value of future cash flows associated with the acquisitions, or the dilutive effect of stock and convertible debt issued to fund these acquisitions.

The Company’s Convertible Note and issuance of stock for the acquired CherryBerry assets are included in the Level 3 fair value hierarchy because not all the significant inputs are directly or indirectly observable.

The following tables summarize the valuation techniques, models and significant unobservable inputs used for the Company’s Convertible Note (broken into its components) and equity issuance, categorized within Level 3 of the fair value hierarchy:

Liabilities at Fair Value	Fair Value at February 28, 2015	Fair Value at February 28, 2014	Valuation Techniques / Model	Unobservable Inputs
Bond component	$6,241,896	$6,177,626	Income approach using discounted cash flow model	Effective yield ranging from 12.5%-20%
Embedded conversion features	$637,814	$1,791,773	Income approach using flexible Monte Carlo simulation	Expected return ranging from 0% - 5% Implied Equity Value ranging from 5% - 10%
Total	$6,879,710	$7,969,399

Equity Issuance at Fair Value	Fair Value at January 17, 2014	Valuation Techniques / Model	Unobservable Inputs
Common Stock issued for acquired assets – CherryBerry*	$960,000	Income approach	Discount rate of approximately 19% Long term sustainable growth rate of 3%
		Market approach	Revenue multiple of approximately .63
Total	$960,000

* February 28, 2014 balances have been revised as discussed in Note 17 to the financial statements.

Significant increases (decreases) in the unobservable inputs used in the fair value measurements would result in a significantly lower (higher) fair value measurement.

The following table sets forth a reconciliation of changes in the fair value of the Convertible Note classified as Level 3 in the fair value hierarchy:

Balance, February 28, 2014	$7,969,399
Advances	372,007
Payments	(1,509,529)
Unrealized loss	47,833
Subtotal	6,879,710
Undrawn commitment fees	23,690
Balance, February 28, 2015	$6,903,400

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” This guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective for us in the first quarter of our fiscal year ended February 28, 2017. The adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at February 28, 2015 and 2014:

	February 28, 2015	February 28, 2014
Accounts receivable, trade	$249,652	$175,348
Allowance for doubtful accounts, trade	(59,860)	(10,000)
Accounts receivable, other*	77,348	1,104,083
Accounts receivable, net*	267,140	1,269,431
Accounts receivable, related party	$-	$11,989

* February 28, 2014 balances have been revised as discussed in Note 17 to the financial statements.

At February 28, 2015, accounts receivable, other consists primarily of a receivable owed to us by Moxie as a result of our change in management. The receivable consisted of specific customer accounts receivable collected after the change in management and due to the Company as a part of the release of interest in Moxie assets.

NOTE 4 - INVENTORY

As of February 28, 2015 and 2014, inventory consisted of the following:

	February 28, 2015	February 28, 2014
Food and beverages	$62,462	$61,108
Paper products/Supplies	35,207	57,111
Inventory	$97,669	$118,219

NOTE 5 - LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of February 28, 2015 and 2014:

	February 28, 2015	February 28, 2014
Café equipment	$1,300,449	$1,580,650
Furniture and fixtures	524,167	573,421
Computer equipment	166,747	184,646
Vehicles	-	30,342
Leasehold improvements	1,724,951	2,079,227
Asset impairment	(290,640)	-
	3,425,674	4,448,286
Less: accumulated depreciation	(1,883,032)	(1,508,466)
Leasehold improvements, property and equipment, net	$1,542,642	$2,939,820

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following as of February 28, 2015 and 2014:

		February 28, 2015		February 28, 2014
	Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademark/Non-competition agreements*	5-20	$456,000	$30,814	$456,000	$5,226
Franchise Rights*	20	5,850,290	410,830	5,704,034	90,786
		6,306,290	441,644	6,160,034	96,012
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		23,000	-	109,000	-
Franchising goodwill*		1,907,529	-	1,907,529	-
Total Goodwill		1,930,529	0	2,016,529	0

Total intangible assets		$8,236,819	$441,644	$8,176,563	$96,012

* February 28, 2014 balances have been revised as discussed in Note 17 to the financial statements.

At February 28, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2016	$367,696
2017	399,704
2018	415,804
2019	422,290
2020	409,745
Thereafter	3,849,407
Total	$5,864,646

NOTE 7 – DEFERRED REVENUE

The Company deferred franchise fees, area development agreement fees and rebate income of $805,860 and $1,688,647 as of February 28, 2015 and 2014, respectively.

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

On January 16, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with RMCF pursuant to which RMCF agreed to loan the Company up to $7,750,000. As of February 28, 2015, the Company had borrowed $8,038,616 under this Loan Agreement and repaid $2,497,529, for a net principal balance of $5,541,087. Interest accrues on the unpaid principal balances of the loans at the rate of 9% per annum, and the principal and accrued interest are due January 16, 2016. The outstanding principal and interest is convertible at price of $0.90 and $0.45 per share of preferred stock, respectively, subject to adjustments upon occurrence of certain events.  Payment of the loan is secured by a security interest in all of the Company’s assets.

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

The loan covenants required the Company to maintain consolidated adjusted EBITDA of $1,804,000 for the year ended February 28, 2015. At February 28, 2015 the Company had reported $1,284,000 of adjusted EBITDA. In the event of default, RMCF may charge interest on all amounts due under the loan agreement with the Company at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on its security interest. At February 28, 2015 we believe that the conversion of the loan into preferred stock as settlement of the obligation would result in 70% more preferred shares issued when compared to the amount issuable if the Company was compliant with the loan covenants.

As discussed in Note 1, the Convertible Note contains a compound embedded derivative related to the conversion feature, equity indexed interest payments, down-round protection default conversion option, default interest and optional redemption feature.  The Company records the Convertible Note at fair value.

The FY 2014 unrealized loss of $1,290,790 represents the fair value adjustment of $1,290,790 and is included in the accompanying Consolidated Statements of Operations.  The fair value adjustment includes interest payable under the Convertible Note. The Company’s FY 2015 unrealized loss of $47,833 reflects, in part, the failure of the Company to achieve the adjusted EBITDA covenant required in the loan agreement outstanding with RMCF. The loan covenants required the Company to maintain consolidated adjusted EBITDA of $1,804,000 for the year ended February 28, 2015. At February 28, 2015 the Company had reported $1,284,000 of adjusted EBITDA. In the event of default, RMCF may charge interest on all amounts due under the loan agreement with the Company at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on its security interest. At February 28, 2015 we believe that the conversion of the loan into preferred stock as settlement of the obligation would result in 70% more preferred shares issued when compared to the amount issuable if the Company was compliant with the loan covenants.

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

RMCF also entered into a management services agreement with the Company for $542,500 which will be due on January 16, 2016.  The management fee is convertible into preferred stock at $0.45 per share.  The management services agreement is for services to be provided through January 16, 2016.  The amount due is included in Notes payable, related party.

As of February 28, 2015 the convertible note payable due to RMCF consisted of the following:

February 28, 2015
Principal	$5,541,087
Undrawn commitment fees	23,690
Fair Value Adjustment/unrealized loss	1,338,623
Balance	6,903,400
Less: current maturities	(6,903,400)
Long-term obligations	$-

As of February 28, 2015 and 2014, total notes payable due to RMCF consisted of the following:

	February 28, 2015	February 28, 2014
Convertible note, secured, due 01/16/16 - Principal	$5,564,776	$6,679,876
Construction loans, secured, due 9/15/18	94,030	116,867
Management services payable	542,500	542,500
Fair Value Adjustment	1,338,623	1,290,790
Balance	7,539,929	8,630,033
Less: current maturities	(7,470,146)	(22,837)
Long-term obligations	$69,783	$8,607,196

The following table summarizes the Company’s note payable obligations and related accrued interest as of February 28, 2015:

For the Fiscal Year Ended February 28 or 29:	Amount
2016	$7,470,146
2017	25,741
2018	27,329
2019	16,713
Total minimum payments	7,539,929
Less: current maturities	(7,470,146)
Long-term obligations	$69,783

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company conducts its retail operations in facilities leased under five to ten-year non-cancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Two of the leases provide for contingent rentals based on sales in excess of predetermined base levels. As of February 28, 2015, the Company had relocated its offices from a leased location in Henderson, Nevada. The Company had not recorded a lease liability at February 28, 2015 associated with the abandonment of this leased premises as Management believes that the space will be sublet at terms comparable to its lease and that there will not be a material impact on operations associated with this lease liability.

The following table summarizes the future minimum rental payments required under such operating leases as of February 28, 2015:

For the Fiscal Year Ended February 28 or 29:	Amount
2016	$584,024
2017	461,169
2018	395,947
2019	383,034
2020	169,120
Total minimum payments	1,993,294
Less: current maturities	(584,024)

Long-term obligations	$1,409,270

In some instances the Company has leased space for its Company-owned locations that are now occupied by franchisees, or majority owned subsidiaries. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is offset by sublease rentals, is as follows for the years ending February 28 or 29:

2016	$106,000
2017	19,000
Total	$125,000

Contingencies

During the year ended February 28, 2015 and 2014, the Company recorded a contingent purchase price liability of $146,257 and $472,398.

The CherryBerry selling parties entered into a one-year lock-up agreement with respect to the 4,000,000 shares of the Company’s common stock (the “CB Shares”) payable at the closing of the CherryBerry Acquisition. The CB Shares payable gave the selling parties voting rights and rights to dividends as of the acquisition date and were therefore included in the calculation of net loss per common share. The CB Shares were issued to the selling parties in February 2015. Following expiration of the lock-up period, if any of the CherryBerry selling parties desire to sell their CB Shares, they must first offer such shares to the Company and then to RMCF, at a price equal to the average of the market prices at the time of sale. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry selling parties comply with other terms of the agreement, the Company has agreed to pay a shortfall payment.

NOTE 10 - FRANCHISE ROYALTIES AND FEES

During the year ended February 28, 2015 and 2014, the Company recognized the following franchise royalties and fees:

	February 28, 2015	February 28, 2014
Royalty income	$2,230,286	$879,312
Franchise fee income	250,250	68,111
Rebate income	528,957	387,507
Marketing fees	421,437	141,930
Franchise royalties and fees	$3,430,930	$1,476,860

NOTE 11 – OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the year ended February 28, 2015 and 2014:

	February 28, 2015	February 28, 2014
Rent	$492,753	$514,155
Real estate taxes, insurance and CAM fees	159,391	123,126
Utilities	136,334	131,836
Occupancy and related expenses	$788,478	$769,117

NOTE 12 – INCOME TAXES

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the periods:

	February 28, 2015	February 28, 2014
U.S. federal statutory income tax rate	34.0%	34.0%
State income tax – net of federal benefit	(0.3)%	2.0%
Valuation of embedded derivatives	(34.7)%	(61.0)%
Other	(0.6)%	-
	(1.6)%	(25.0)%
Valuation allowance	1.6%	25.0%
Effective tax rate	0.0%	0.0%

Significant components of the Company’s deferred income taxes are as follows:

	February 28, 2015	February 28, 2014
Deferred tax assets:
Net Operating Loss	$349,010	$2,450,861
Asset acquisitions	159,827	210,608
Allowance for doubtful accounts	21,549	-
Loss provisions and deferred income	448,326	-
Accrued compensation	11,516	-

Deferred tax liabilities:
Depreciation and amortization	(93,040)	-
Prepaid expenses	(14,042)	-

	883,146	2,661,469
Less valuation allowance	(883,146)	(2,661,469)
Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. As of February 28, 2015, the Company has recorded a full valuation allowance related to the realization of its deferred income tax assets.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations.  The result of the assessment of the Company's tax positions did not have an impact on the financial statements for the year ended February 28, 2015 or 2014. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for year ended February 28, 2015 and 2014.

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

The Company has estimated that its potential future tax deductions of its accumulated net operating losses, limited by section 382, to be approximately $970,000 at February 28, 2015. The Company has recorded a valuation allowance for this amount to reflect the likelihood of realization of this deferred tax asset.

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

On January 17, 2014, the Company entered into asset purchase agreements to acquire the CherryBerry franchise system, consisting of 156 franchised self-serve frozen yogurt cafés and one company-owned café. The CherryBerry system and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of the Company’s common stock (the “CB Shares”) at a fair value of $960,000 based upon the average of the high and low quoted trading price on the closing date. RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of the Company’s assets. See also Note 8. The CB Shares were issued to the selling parties in February 2015.

The YM Shares were to be issued upon the earlier of (i) the Yogli Mogli selling parties delivering fully executed copies of all of the lease assignment and assumption agreements related to each company-owned location; and (ii) July 17, 2014. Subsequent to the transaction date the sellers did not complete the anticipated funding of the gift card liability. As a result, the Company has not issued any of the shares. As described in Note 17, the Company does not anticipate that the shares will be issued. As of February 28, 2015 those shares had not been issued and the Company has recorded an assumed liability associated with the gift card liability.

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

The following is a summary of the Company’s restricted stock activity:

	Non-vested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Outstanding – February 28, 2013	759,999	$0.1275	4.88
Granted	-	-
Vested	(152,001)	-
Forfeited/Cancelled	-	-
Outstanding – February 28, 2014	607,998	$0.1275	3.88
Granted	-	-
Vested	(607,998)	$0.1275
Forfeited/Cancelled	-	-
Outstanding - February 28, 2015	-	-	-

During the year ended February 28, 2015 and 2014, the Company expensed $75,019 and $19,380, related to restricted common stock grants, respectively.

NOTE 14 - STOCK OPTIONS

On June 27, 2007, the stockholders of our Company adopted the 2007 Stock Option Plan which currently permits the granting of options to purchase up to 2,181,548 shares. The 2007 Stock Option Plan will remain in effect until it is terminated by the board of directors except that no incentive stock option will be granted after June 26, 2017. On April 20, 2011, the stockholders of our Company adopted the 2011 Stock Option Plan which permits the granting of options to purchase up to 750,000 shares.

The following is a summary of the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Average
		Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding - February 28, 2013	962,000	$0.36	3.41	34,830
Granted	-	-
Exercised	(50,000)	0.33
Forfeited/Cancelled	(150,000)	0.30
Outstanding - February 28, 2014	762,000	$0.38	2.37	$360,840
Exercisable – February 28, 2014	762,000	$0.38	2.37	$360,840
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(762,000)	-	-	-
Outstanding/Exercisable – February 28, 2015	-	$-	-	$-

During the year ended February 28, 2015 and 2014, the Company expensed $0 and $38,976, related to stock option grants, respectively.

NOTE 15 - WARRANTS

The following is a summary of the Company’s warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Average
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (in years)	Value
Outstanding - February 28, 2013	14,071,750	$4.61	1.32	$52,245
Granted	105,688	-
Exercised	(237,941)	0.55
Forfeited/Cancelled	(7,916,250)	8.21
Outstanding - February 28, 2014	6,023,247	$0.62	1.80	$1,751,764
Granted	-	-
Exercised	(4,032,397)	0.60
Forfeited/Cancelled	(1,440,850)	0.42
Outstanding – February 28, 2015	550,000	$2.01	3.69	$45,585
Exercisable - February 28, 2015	400,000	$0.88	.86	$5,625

During the year ended February 28, 2015 and 2014, the Company expensed $0 and $0 related to stock warrants issued, respectively.

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

The closure of these locations resulted in the following accounting treatment:

Reduction in property and equipment	$400,000
Reduction in depreciation expense	44,755
Reduction in notes payable, related party	400,000
Reduction in interest expense	20,991
Increase in equipment not in service	177,500
Increase in accounts payable, related party	$177,500

NOTE 17 - ACQUISITION OF CHERRYBERRY, YOGLI MOGLI AND FUZZY PEACH

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt cafés branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt cafés, including all of its franchise rights and one company-owned café. The assets were acquired for approximately $4.25 million in cash and 4 million shares of U-Swirl common stock. U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli LLC, which was the franchisor of self-serve frozen yogurt cafés branded as “Yogli Mogli.” Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt cafés, including all of its franchise rights and four company-owned cafés. The assets were acquired for approximately $2.15 million in cash and $200,000 in shares of U-Swirl common stock. The Yogli Mogli Purchase Agreement contains customary representations and warranties, covenants and indemnification obligations. During the year ended February 28, 2015 U-Swirl assumed a net liability of $149,529 for an un-funded gift card liability related to Yogli-Mogli franchise operations. The Company has withheld the issuance of $200,000 in shares of U-Swirl common stock as a result of its realization of this unfunded liability. Management believes that is it unlikely that the common stock issuance contemplated by the Yogli Mogli Purchase Agreement is issued, or that the gift card liability is funded. These facts have caused Management to revise the valuation of the Yogli Mogli purchase as reflected within this note to the financial statements.

On February 20, 2014, the Company entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. The Company purchased the Fuzzy Peach Franchising, LLC assets for $481,000 in cash paid at the time of closing, plus an earn-out that required an increase in the purchase price of $146,257 based upon royalty income generated by Fuzzy Peach stores during the twelve months ended February 19, 2015.

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

A preliminary purchase price allocation was completed at February 28, 2014 and a final measurement period was completed during the quarter ended February 28, 2015 when the fair valuations of consideration paid and contingent consideration were finalized. The foregoing resulted in a retrospective reallocation of these values reported at February 28, 2014. The final consideration value was allocated to assets acquired and liabilities assumed and a portion of the total purchase consideration was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. Prior year amounts were revised to reflect these changes as of the date of the acquisition, resulting in reductions to Trademarks, Franchise rights, Non-competition agreements and Goodwill as of February 28, 2014. The following tables summarize the adjustments that were made to the preliminary purchase price allocation for the Yogli Mogli and CherryBerry acquisitions.

Yogli Mogli	Preliminary	Adjustment	Final
Café Store Assets	$1,003,000	$-	$1,003,000
Trademarks	156,000	(14,000)	142,000
Franchise agreements	1,201,000	(78,000)	1,123,000
Non-Competition agreements	6,000	-	6,000
Goodwill	54,500	29,029	83,529
	$2,420,500	$(62,971)	$2,357,529

CherryBerry	Preliminary	Adjustment	Final
Café store assets	$238,000	$-	$238,000
Café store goodwill	23,000	-	23,000
Trademarks	405,000	(118,000)	287,000
Franchise rights	3,615,000	(798,000)	2,817,000
Non-compete agreements	23,000	(2,000)	21,000
Goodwill	3,006,000	(1,182,000)	1,824,000
	$7,310,000	$(2,100,000)	$5,210,000

The purchase price allocation, including the fair value consideration paid, contingent consideration, the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the total purchase consideration over the aggregate estimated fair values was recorded as goodwill. Goodwill represents the synergies that the Company believes will arise from the acquisition transactions. All of the goodwill generated in this acquisition is deductible for tax purposes. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Assets acquired – Transaction Date	$5,210,000	$2,357,529	$481,497	$8,049,026
Assets acquired – Earn out	-	-	146,257	146,257
Lease liabilities assumed	-	(58,000)	-	(58,000)
Gift card liabilities assumed	-	(149,529)	-	(149,529)
Total purchase price	$5,210,000	$2,150,000	$627,754	$7,987,754

Included in the purchase price allocation is an amount related to the fair value of the U-Swirl common stock issued as consideration for the acquisitions. The fair value of the securities was based on Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 820-10-35-2, Fair Value Measurements and Disclosures as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired were made up of the following during the year ended February 28, 2015:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Café store assets	$238,000	$1,003,000	$-	$1,241,000
Café store goodwill	23,000	-	-	23,000
Trademarks	287,000	142,000	-	429,000
Franchise rights	2,817,000	1,123,000	627,754	4,567,754
Non-compete agreements	21,000	6,000	-	27,000
Goodwill	1,824,000	83,529	-	1,907,529
Total assets acquired	$5,210,000	$2,357,529	$627,754	$8,195,283

The consideration for the purchase price was made up the following assets during the year ended February 28, 2015:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total

Common stock	$960,000	$-	$-	$960,000

Cash	4,250,000	2,150,000	627,754	7,027,754

Total consideration paid	$5,210,000	$2,150,000	$627,754	$7,987,754

As a part of these transactions the Company recognized $124,551 and $619,435 as acquisition related expenses for the years ended February 28, 2015 and February 28, 2014, respectively. The fair value of U-Swirl, Inc. common stock was $0.24 and was determined by fair value measurement as defined by the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 820-10-35-2. Fair Value Measurements and Disclosure is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The valuation was performed on a minority, marketable basis. The Company performed this valuation because it did not believe that the quoted market price was indicative of fair value. Primarily the Company believed that the quoted market price did not accurately represent the present value of future cash flows associated with the acquisitions, or the dilutive effect of stock and convertible debt issued to fund these acquisitions.

NOTE 18 – RELATED PARTY TRANSACTIONS

As of February 28, 2015 and 2014, the Company owed $95,209 and $290,978 to RMCF for inventories, restaurant equipment and various operating expenses, respectively. See also Note 8.

NOTE 19 - SUBSEQUENT EVENTS

Subsequent to FY 2015, in April 2015 we acquired the business assets of Let’s Yo, LLC (Let’s Yo!) adding 12 cafés after the end of FY 2015. Let’s Yo! was acquired for a future earn out based on royalty income generated over a 24 month period.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015, being the date of our most recently completed fiscal year end. This evaluation was implemented under the supervision and with the participation of our Chief Financial Officer, Jeremy Kinney. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective.

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

Our officer has assessed the effectiveness of our internal controls over financial reporting as of February 28, 2015. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of this assessment our officer concluded that the design and operation of our disclosure controls and procedures, as well as our internal controls over financial reporting, are effective.

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

Item 9B. Other Information

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees, and their ages as of the date of this report, are as follows:

Name	Age	Position

Franklin E. Crail	73	Director

Scott G. Capdevielle	48	Director

Clyde W. Engle	71	Director

Bryan J. Merryman	54	Chairman of the Board and Chief Executive Officer

Lee N. Mortenson	78	Director

Jeremy M. Kinney	38	Chief Financial Officer and Treasurer

Alan Stribling	47	President

Tracy Wojcik	52	Secretary

The term of office of each director ends at the next annual meeting of our stockholders or when such director’s successor is elected and qualified. The term of office of each officer ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer’s successor is elected and qualifies.

Franklin E. Crail was Chairman of the Board from February 2013 through October 2014 and a director since January 2013. Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981. Since RMCF’s incorporation in November 1982, he has served as its Chief Executive Officer, President and as a director, and, from September 1981 to January 2000, he served as its Treasurer. He was elected Chairman of the Board in March 1986. Prior to founding RMCF, Mr. Crail was co-founder and President of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry. As RMCF’s Chief Executive Officer, President and director since 1982, Mr. Crail brings his leadership, extensive experience and knowledge of the industry and the investment community to the Board of Directors.

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

Bryan J. Merryman has been a director since January 2013. He became Chairman of the Board and Chief Executive Officer in October 2014. He joined RMCF in December 1997 as its Chief Financial Officer and Vice President - Finance. Since April 1999, Mr. Merryman has also served as its Chief Operating Officer and as a director, and since January 2000, as its Treasurer. From January 1997 to December 1997, Mr. Merryman was a principal in Knightsbridge Holdings, Inc. (a leveraged buyout firm). Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of after-market auto parts, from July 1996 to November 1997, and prior to July 1996, was employed for more than eleven years by Deloitte and Touche LLP, most recently as a Senior Manager. Mr. Merryman’s extensive operational, accounting and financial expertise, along with his extensive knowledge of our business and broad industry expertise, provides significant value and insights to the Board of Directors.

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

Jeremy Kinney has been the Chief Financial Officer and Treasurer since October 2014. He became Vice President of Finance of Rocky Mountain Chocolate Factory in May 2008. Since joining RMCF in March 1999, he has served in various operational and financial positions including Director of Retail Operations and Operational Analysis. In May 2007, he became Corporate Controller, a position he held until he was promoted to his present position.

Alan Stribling has been the President since October 2014. Beginning in 2009, he worked with Natasha Nelson to develop the Yogurtini self-serve yogurt concept and in June 2009, formed YHI, Inc. as the franchisor for that brand. In January 2013 he served as Chief Operating Officer to PKC Construction Co., a firm specializing in the tenant finish business for food service franchise systems. Mr. Stribling previously served as the Vice President of Operations for PKC Construction Co. from March 2002 to 2009.

Tracy Wojcik has been the Corporate Secretary since October 2014. She joined Rocky Mountain Chocolate Factory in April 2011 as their Corporate Secretary. From 2007 until joining RMCF, Ms. Wojcik was employed by RMCF on a contractual basis, performing an annual assessment of RMCF’s internal controls over financial reporting related to Sarbanes-Oxley compliance. From 2000 to 2006, Ms. Wojcik was employed by Ceridian as an Implementation Consultant for Human Resources software applications. Throughout her career, Ms. Wojcik has held various administrative and technical positions in Human Resources.

Nominees to the Board of Directors

Since our last proxy statement, we have not made any material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Committees

The following directors serve on committees of our Board of Directors:

●           Audit Committee – Lee N Mortenson (Chair), Franklin E. Crail and Scott G. Capdevielle

●           Compensation Committee – Lee N. Mortenson (Chair), Scott G. Capdevielle and Franklin E. Crail

●           Nominating and Corporate Governance Committee – Bryan J. Merryman (Chair), Scott G. Capdevielle and Lee N. Mortenson

The Board of Directors has determined that each of Scott G. Capdevielle, Franklin E. Crail and Lee N. Mortenson meets the audit committee financial expert standards as established by the SEC and the financial sophistication standards as established by the Nasdaq Stock Market.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended February 28, 2015, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners, except as follows:

Reporting Person	Date Report Due	Date Report Filed
Clyde W. Engle	Form 4 due July 23, 2014	July 24, 2014
Clyde W. Engle	Form 4 due August 15, 2014	August 18, 2014
Jeremy M. Kinney	Form 3 due October 16, 2014	May 6, 2015
Lee N. Mortenson	Form 4 due April 30, 2014	May 1, 2014
Alan Stribling	Form 3 due October 16, 2014	May 6, 2015

Item 11.                 Executive Compensation

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal year ended February 28, 2015 and 2014, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”). Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Alan Stribling President	2015 2014 2013	72,115 - -	- - -	- - -	- - -	72,115 - -
Carell Grass Vice President of Operations	2015 2014 2013	49,197 - -	- - -	- - -	273 - -	49,470 - -
Henry E. Cartwright, Former Chief Marketing Officer (4)	2015 2014 2013 2012	90,372 103,683 16,100 84,000	25,006 6,460 834 7,980	- 8,828 4,858 29,141	2,897 14,553 2,790 16,740	118,275 133,524 24,582 137,861
Ulderico Conte, Former CEO (5)	2015 2014 2013 2012	90,372 103,683 16,100 84,000	25,006 6,460 834 7,980	- 9,187 4,940 29,643	8,861 19,826 3,172 22,032	124,239 139,156 25,046 143,655
Terry A. Cartwright, Former COO	2015 2014 2013 2012	90,372 103,683 15,100 60,000	25,006 6,460 834 13,300	- 9,187 4,940 29,643	5,795 16,463 3,672 19,032	121,173 135,793 24,546 121,975

(1)	Amounts shown for 2013 are for the two months ended February 28, 2013 and amounts shown for 2012 are for the year ended December 31, 2012.
(2)

The option awards were valued using a Black-Scholes option pricing model using the following assumptions: volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method).

(3)	The amounts shown below consist of health insurance and dental insurance premiums paid for these officers and their dependents.
(4)	Mr. Cartwright served as our President during our fiscal year ended December 31, 2012.
(5)	Mr. Conte served as our Chief Executive Officer from April 2011 to October 2014.

Employment Arrangements

The Company has not entered into any employment agreements with the above named officers.

There were no outstanding equity awards at February 28, 2015 for our named officers.

During the fiscal year ended February 28, 2015 and 2014, there were no exercises of stock options by the Named Officers.

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

On February 12, 2013, we adopted a Non-Employee Director Compensation Program which was amended on March 7, 2014 and sets forth the following compensation:

●	Annual cash compensation of $6,000 to each of the Audit Committee Chair, Compensation Committee Chair and Nominating and Corporate Governance Committee Chair
●	Annual cash compensation of $2,000 to each member of the Audit Committee and Nominating and Corporate Governance Committee
●	Annual cash compensation of $3,000 to each member of the Compensation Committee
●	Per meeting cash compensation to each member of the Audit Committee of $250 for each meeting attended by phone and $500 for each meeting attended in person
●	Stock grant of 150,000 shares of common stock upon first being appointed or elected to the Board, which shares vest on the grant date
●	Stock grant of 50,000 shares of common stock on March 1 of each year, beginning in 2014, which shares vest on the grant date

The following table sets forth the compensation paid to our non-employee directors for services rendered during the fiscal year ended February 28, 2015:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Scott G. Capdevielle	6,250	15,450	21,700
Franklin E. Crail	3,750	15,450	19,200
Clyde W. Engle	-	15,450	15,450
Bryan J. Merryman*	12,500	15,450	27,950
Lee N. Mortenson	11,250	15,450	26,700

*Bryan J. Merryman became an employee director in October 2014

Stock Option Plans

2007 Stock Option Plan. Our stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”) on June 27, 2007, which currently permits the granting of options to purchase up to 2,181,548 shares. This amount adjusts at the beginning of each of our fiscal quarters to a number equal to 10% of the number of shares of common stock outstanding at the end of our last completed fiscal quarter, or 470,000 shares, whichever is greater, and provided further that such number will be increased by the number of shares of option stock that we subsequently may reacquire through repurchase or otherwise. Options may be granted to officers, directors, employees, and consultants on a case-by-case basis. The 2007 Plan will remain in effect until it is terminated by the board of directors or, if so appointed by the board, a committee of two or more disinterested directors administering the 2007 Plan, except that no incentive stock option will be granted after June 26, 2017.

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

As of February 28, 2015, no options were outstanding under the 2007 Plan.

2011 Stock Option Plan. Our stockholders adopted the 2011 Stock Option Plan (the “2011 Plan”) on April 20, 2011, which permits the granting of options to purchase up to 750,000 shares. The terms and provisions of the 2011 Plan are identical to the 2007 Plan, except that the 2011 Plan provides for the granting of “formula options” to purchase 25,000 shares of common stock to our non-employee directors on the date on which such directors are first appointed by the board or elected by the stockholders. Immediately after the completion of each annual meeting of the stockholders of the Company, each non-employee member of the board will be awarded a formula option to purchase 25,000 shares of common stock. Formula options will have an option price equal to the fair market value of the common stock as of the date of such grant. None of these formula options were outstanding at February 28, 2015.

As of February 28, 2015, no options were outstanding under the 2011 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, as of May 15, 2015 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.

We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.

A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of May 15, 2015 through the exercise of options or warrants, vesting of restricted stock, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options or warrants, vesting of restricted stock or through conversion of another security within 60 days of May 15, 2015 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Number of Shares

Beneficial Owner	Beneficially Owned	Percent of Class (1)
5%Stockholders
Rocky Mountain Chocolate Factory, Inc. (2)(3)	8,906,514	40.4%
Dallas and Robyn Jones (4)	4,000,000	18.1%

Directors and Executive Officers
Franklin E. Crail (2)	250,000	1.1%
Scott G. Capdevielle (2)	220,000	1.0%
Bryan J. Merryman (2)	100,000	0.5%
Clyde W. Engle (2)	31,000	0.1%
Lee N. Mortenson (2)	60,254	0.3%
Jeremy M. Kinney (2)	0	--
Alan Stribling (2)	0	--
Tracy Wojcik (2)	0	--
All directors and officers as a group	661,254	3.0%
(8 persons)

(1)	Based on 22,065,484 shares outstanding.

(2)	The address for this stockholder is 265 Turner Drive, Durango, Colorado 81303.

(3)

Excludes shares of Series A Convertible Preferred Stock into which this stockholder’s revolving line of credit is convertible. The Series A Convertible Preferred Stock may in turn be converted into shares of common stock. Also excludes shares issuable upon the exercise of warrants which become exercisable immediately upon the exercise of our currently outstanding warrants and options.

(4)	The address for this stockholder is 4009 S. Nogal Avenue, Broken Arrow, Oklahoma 74011

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, February 28, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	--	2,181,548
Equity compensation plans not approved by security holders	-0-	--	750,000
Total	-0-	--	2,931,548

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

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

In July 2013, we executed promissory notes with RMCF for the purchase and installation of equipment necessary to convert two company-owned cafés into co-branded RMCF and U-Swirl cafés. Interest accrues on the notes at the rate of 6% per annum, compounded annually and capitalized during the course of construction. The notes require monthly payments of principal and interest over a five-year period beginning in October 2013. Payment of the notes is secured by a security interest in all of the equipment purchased with the proceeds of the notes. At February 28, 2015, the unpaid balance of these notes was $94,030.

In January 2014, we acquired the business assets of two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés. CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of our common stock. Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of our common stock. Subsequent to the transaction date Yogli Mogli did not complete the anticipated funding of the gift card liability. As a result, the Company has not issued any of the Yogli Mogli shares. As described in Note 17, the Company does not anticipate that the shares will be issued. As of February 28, 2015 those shares had not been issued and the Company has recorded an assumed liability associated with the gift card liability. RMCF provided the funding for these acquisitions through a convertible note, which is secured by all of our assets.

Under the loan and security agreement with RMCF, RMCF agreed to loan us up to $7,750,000.  Interest accrues at the rate of 9% per annum, with the principal and unpaid accrued interest due January 16, 2016.  We are required to pay an undrawn commitment fee equal to 0.10% multiplied by the average daily difference between the loan commitment and the aggregate outstanding loan.  Payment of the loan is secured by a security interest in all of our assets.  All payments of principal, interest and undrawn commitment fees are payable in cash, shares of Series A Convertible Preferred Stock (the “Preferred Stock”), or a combination thereof, at the option of RMCF.  The rights and preferences of the Preferred Stock include cumulative dividends equal to 9% of the stated value of $0.90 per share, a liquidation preference, the right to vote with our common stock on all matters submitted for a vote to holders of the common stock, and the right to convert into shares of our common stock.  We may prepay up to $2,100,000 of the outstanding amounts due at our option and without penalty in cash from the proceeds raised from (i) advances on rebates from our yogurt suppliers and (ii) the exercise of outstanding stock options and warrants.  We also have the option to redeem all amounts owed under the loan agreement at any time after January 16, 2015 at the rate of 108% of the total amounts owed, by making payment in cash, shares of Preferred Stock, or a combination thereof, at the option of RMCF.  At February 28, 2015, we owed $5,564,776 to RMCF under the convertible note.

RMCF also entered into a management services agreement with us for $542,500 which will be due on January 16, 2016.  The management fee is convertible into Preferred Stock at $0.45 per share.  The management services agreement is for services to be provided through January 16, 2016.  The amount due is included in Notes Payable Related Party.

In addition, we owed $95,209 and $290,978 to RMCF at February 28, 2015 and 2014, respectively, for inventories, restaurant equipment and various operating expenses.

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

Scott G. Capdevielle, Franklin E. Crail, Clyde W. Engle, and Lee N. Mortenson are considered independent directors under the above definition.

Item 14.                     Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL YEAR	AUDIT FEES	AUDIT-RELATED FEES	TAX FEES	ALL OTHER FEES
2014	$51,000	$-0-	$-0-	$-0-
2015	$129,280	$-0-	$4,135	$-0-

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
101

Financial statements from the Annual Report on Form 10-K of U-Swirl, Inc. for the fiscal year ended February 28, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements

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

U-SWIRL, INC.

Date: May 27, 2015	/s/ Bryan Merryman
Bryan J. Merryman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Merryman	Chief Executive Officer, Chairman of the Board (Principal
Bryan J. Merryman	Executive Officer)	May 27, 2015

/s/ Jeremy Kinney	Chief Financial Officer (Principal Financial Officer)	May 27, 2015
Jeremy Kinney

/s/ Franklin E. Crail	Director	May 27, 2015
Franklin E. Crail

/s/ Clyde E. Engle	Director	May 27, 2015
Clyde E. Engle

/s/ Lee N. Mortenson	Director	May 27, 2015
Lee N. Mortenson

/s/Scott Capdeville	Director	May 27, 2015
Scott Capdeville