Form 10-Q
period 2015-05-31
U-SWIRL, INC.
filed 2015-07-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

On June 30, 2015, the registrant had outstanding 22,065,484 shares of its common stock, $.001 par value.

U-SWIRL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2015	February 28, 2015
	(Unaudited)
Assets
Current Assets
Cash	$3,158,590	$2,348,121
Accounts receivable, less allowance for doubtful accounts of $65,860 and $59,860, respectively	262,354	267,140
Notes receivable, including current maturities	76,056	73,247
Inventory	91,585	97,669
Prepaid expenses	50,358	58,058
Total Current Assets	3,638,943	2,844,235

Leasehold Improvements, Property and Equipment, net	1,390,410	1,542,642

Other Assets
Notes receivable, less current portion	119,795	139,998
Deposits	69,661	75,798
Goodwill and other intangible assets, net	7,713,766	7,795,175
Other assets	185,303	264,295
Total Other Assets	8,088,525	8,275,266

Total Assets	$13,117,878	$12,662,143

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,056,625	$2,732,233
Accounts payable, related party	119,568	95,209
Current portion of long-term debt, related party	7,391,526	7,470,146
Total Current Liabilities	10,567,719	10,297,588

Deferred rent	54,846	63,224
Deferred revenue	627,289	805,860
Notes payable, related party	63,492	69,783
Total Liabilities	11,313,346	11,236,455
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares Authorized, 22,065,484 and 21,815,484 shares issued and outstanding, respectively	22,065	21,815
Common stock payable	608	608
Additional paid-in capital	11,211,058	11,111,808
Accumulated deficit	(9,429,199)	(9,708,543)
Total Stockholders’ Equity	1,804,532	1,425,688

Total Liabilities and Stockholders’ Equity	$13,117,878	$12,662,143

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended
	May 31, 2015	May 31, 2014

Revenues
Café sales, net of discounts	$1,030,957	$1,478,188
Franchise royalties and fees	1,077,418	1,022,891
Total revenues	2,108,375	2,501,079

Café Operating Costs
Food, beverage and packaging costs	306,108	478,293
Labor and related expenses	250,586	327,924
Occupancy and related expenses	191,442	221,564
Franchise development	207,877	116,356
Marketing and advertising	128,391	148,730
General and administrative	556,378	654,352
Depreciation and amortization	203,177	226,100
Asset acquisition expenses	-	124,551
Fair value adjustment	(85,612)	(176,203)
Total costs and expenses	1,758,347	2,121,667

Income from Operations	350,028	379,412

Other income (expense)
Interest expense	(8,008)	(2,849)
Interest income	2,999	-
Other expense, net	(5,009)	(2,849)

Income from continuing operations before income taxes	345,019	376,563

Provision for income taxes	65,675	-

Net income	$ 279,344	$ 376,563

Basic earnings per common share	$0.01	$0.02
Diluted earnings per common share	$0.01	$0.02

Weighted average common shares outstanding	22,665,873	20,614,668
Dilutive effect of stock options and warrants	8,126	2,693,865
Weighted average common shares outstanding, assuming dilution	22,673,999	23,308,533

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended
	May 31, 2015	May 31, 2014

Cash flows from operating activities
Net income	$279,344	$376,563
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	203,177	226,100
Fair value adjustment on notes payable, related party	(85,612)	(176,203)
Accrued interest on notes payable, related party	6,627	-
Stock-based compensation	99,500	82,449
Provision for loss on accounts receivable	6,000	-
Loss on asset disposals and the sale of property and equipment	64,521	-
Changes in operating assets and liabilities
Accounts receivable, net	(1,214)	878,038
Inventory	6,084	(40,965)
Prepaid expenses	7,700	(425)
Deposits	6,137	(7,753)
Accounts payable and accrued liabilities	324,392	910,826
Accounts payable, related party	24,359	(94,132)
Deferred rent	(8,378)	(24,277)
Deferred revenue	(178,571)	(190,033)
Net cash provided by operating activities	754,066	1,940,188

Cash flow from investing activities
Accounts receivable, related party	-	(1,639)
Proceeds received on notes receivable	17,394	-
Other assets	69,338	69,338
Purchases of goodwill and other intangible assets	(8,205)	-
Purchases of property and equipment	(16,198)	(39,672)
Net cash provided by investing activities	62,329	28,027

Cash flows from financing activities
Proceeds from exercise of stock warrants	-	919,456
Payments on long term debt	(5,926)	(84,515)
Net cash provided (used) by financing activities	(5,926)	834,941

Net change in cash	810,469	2,803,156

Cash, beginning of period	2,348,121	701,748

Cash, end of period	$3,158,590	$3,504,904

Supplemental disclosure of cash flow information
Interest paid	1,381	1,725
Income tax paid	4,780	-

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

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

In January 2014, the Company entered into business acquisitions with two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés. CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of the Company’s common stock (the “CherryBerry Acquisition”). Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of the Company’s common stock (the “Yogli Mogli Acquisition”). Subsequent to the transaction date Yogli Mogli did not complete the anticipated funding of the gift card liability. As a result, the Company has not issued any of the Yogli Mogli shares. As described in Note 17 of our 10K filing for the year ended February 28, 2015, the Company does not anticipate that the shares will be issued. As of May 31, 2015 those shares had not been issued and the Company has recorded an assumed liability associated with the gift card liability.

The Company also entered into an asset acquisition with another operator and franchisor of self-serve frozen yogurt cafés, Fuzzy Peach Franchising, LLC (“Fuzzy Peach”), in February 2014, thereby adding 17 cafés. The Company paid $481,000 at closing, plus an earn-out, based upon royalty income generated by Fuzzy Peach cafés over the next twelve months, that could increase the purchase price by up to another $349,000. RMCF provided the funding for these acquisitions through a related party convertible note, which is secured by all of the Company’s assets. As of May 31, 2015 we had recorded a liability of $146,257 in accounts payable and accrued liabilities associated with the Fuzzy Peach earn out obligation.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

As of May 31, 2015 the Company had the following locations:

Locations
Company-owned Cafés
CherryBerry	1
Yogli Mogli	1
U-Swirl	5
Aspen Leaf Yogurt	2
Franchised and licensed Cafés
Fuzzy Peach	20
Josie’s	7
CherryBerry	128
Yogli Mogli	22
U-Swirl	29
Aspen Leaf Yogurt	10
Yogurtini	23
Let’s Yo!	12
Total	260

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three months ended May 31, 2015, are not necessarily indicative of operating results that may be expected during any other interim period or the year ending February 29, 2016.

The consolidated balance sheet as of February 28, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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
FOR THE THREE MONTHS ENDED MAY 31, 2015

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The Company has consistently applied the valuation techniques discussed below in all periods presented. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2015 and February 28, 2015 by level within the fair value hierarchy:

February 28, 2015	Level 1	Level 2	Level 3	Total
Liabilities
Convertible Note	$-	$-	$6,903,400	$6,903,400

May 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities
Convertible Note	$-	$-	$6,824,414	$6,824,414

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

The following table summarizes the valuation techniques, models and significant unobservable inputs used for the Company’s Convertible Note (broken into its components), categorized within Level 3 of the fair value hierarchy:

Liabilities at Fair Value	Fair Value at May 31, 2015	Fair Value at February 28, 2015	Valuation Techniques / Model	Unobservable Inputs
Bond component	$6,305,214	$6,241,896	Income approach using discounted cash flow model	Effective yield 12.75%
Embedded conversion features	$488,884	$637,814	Income approach using flexible Monte Carlo simulation	Expected return of 0% Implied Equity Value ranging from 5% - 10%
Total	$6,794,098	$6,879,710

Significant increases (decreases) in the unobservable inputs used in the fair value measurements would result in a significantly lower (higher) fair value measurement.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

The following table sets forth a reconciliation of changes in the fair value of the Convertible Note classified as Level 3 in the fair value hierarchy:

Balance, February 28, 2015	$6,879,710
Purchases	-
Payments	-
Unrealized gain	(85,612)
Subtotal	6,794,098
Undrawn commitment fees	30,316
Balance, May 31, 2015	$6,824,414

New Accounting Pronouncements - In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted for years beginning after December 15, 2016. The Company is currently evaluating the new standard.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at May 31, 2015 and February 28, 2015:

	May 31, 2015	February 28, 2015
Accounts receivable, trade	$299,574	$249,652
Allowance for doubtful accounts	(65,860)	(59,860)
Accounts receivable, other	28,640	77,348

Accounts receivable, net	$262,354	$267,140

At February 28, 2015, accounts receivable, other consists primarily of a receivable owed to us by Moxie as a result of our change in management. The receivable consisted of specific customer accounts receivable collected after the change in management and due to the Company as a part of the release of interest in Moxie assets. At May 31, 2015, accounts receivable, other consists primarily of gift cards receivable.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

4.	INVENTORY

As of May 31, 2015 and February 28, 2015, inventory consisted of the following:

	May 31, 2015	February 28, 2015
Food and beverages	$62,309	$62,462
Paper products/Supplies	29,276	35,207
Total Inventory	$91,585	$97,669

5.	LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of May 31, 2015 and February 28, 2015:

	May 31, 2015	February 28, 2015
Café equipment	$1,220,380	$1,300,449
Furniture and fixtures	530,754	524,167
Computer equipment	162,284	166,747
Leasehold improvements	1,639,748	1,724,951
Asset impairment	(290,640)	(290,640)
	3,262,526	3,425,674
Less: accumulated depreciation	(1,872,116)	(1,883,032)
Leasehold improvements, property and equipment, net	$1,390,410	$1,542,642

Depreciation expense for the three months ended May 31, 2015 and 2014 was $113,563 and $134,712, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2015 and February 28, 2015 consist of the following:

				May 31, 2015		February 28, 2015
	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademark/Non-competition agreements	5	-	20	456,000	35,548	456,000	30,814
Franchise Rights		20		5,858,496	495,711	5,850,290	410,830
Total				6,314,496	531,259	6,306,290	441,644
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				23,000	-	23,000	-
Franchising goodwill				1,907,529	-	1,907,529	-
Total Goodwill				1,930,529	-	1,930,529	-

Total intangible assets				$8,245,025	$531,259	$8,236,819	$441,644

Amortization expense related to intangible assets totaled $89,614 and $91,388 during the three months ended May 31, 2015 and 2014, respectively.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

At May 31, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2016	278,389
2017	400,114
2018	416,214
2019	422,700
2020	410,155
Thereafter	3,855,665
Total	$5,783,237

7.	DEFERRED REVENUE

The Company deferred franchisee fees, area development agreement fees and rebate income of $627,289 and $805,860 as of May 31, 2015 and February 28, 2015, respectively.

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

On January 16, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with RMCF pursuant to which RMCF agreed to loan the Company up to $7,750,000. As of May 31, 2015, the Company had borrowed $8,038,616 under this Loan Agreement and repaid $2,497,529, for a net principal balance of $5,541,087. Interest accrues on the unpaid principal balance of the loan at the rate of 9% per annum, and is included in the principal balance. Principal and interest are due January 16, 2016. The outstanding principal and interest is convertible at prices of $0.90 and $0.45 per share of preferred stock, respectively, subject to adjustments upon the occurrence of certain events. Payment of the loan is secured by a security interest in all of the Company’s assets.

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

Mandatory prepayment of the loan is required upon the receipt of proceeds from the disposition of any of the Company’s assets, the issuance of any equity securities by the Company (other than upon exercise of outstanding stock options or warrants), the issuance of any debt securities by the Company, or the receipt of insurance proceeds.

In the event of default, RMCF may charge interest on all amounts due under the Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on its security interest.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

The loan covenants required the Company to maintain consolidated adjusted EBITDA of $1,804,000 for the twelve months ended May 31, 2015. At May 31, 2015 the Company had reported $1,532,000 of adjusted EBITDA. In the event of default, RMCF may charge interest on all amounts due under the loan agreement with the Company at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on its security interest. At May 31, 2015 the conversion of the loan into preferred stock as settlement of the obligation would result in approximately 68% more preferred shares issued when compared to the amount issuable if the Company was compliant with the loan covenants.

As discussed in Note 1, the Convertible Note contains a compound embedded derivative related to the conversion feature, equity indexed interest payments, down-round protection default conversion option, default interest and optional redemption feature. The Company records the Convertible Note at fair value.

The unrealized gain of $85,612 during the three months ended May 31, 2015 represents the change in the fair value adjustment of the convertible note’s derivative feature and is included in the accompanying Consolidated Statements of Operations. The fair value adjustment includes interest payable under the Convertible Note.

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

As of May 31, 2015 and February 28, 2015, the convertible note due to RMCF consisted of the following:

	May 31, 2015	February 28, 2015

Principal	$5,541,087	$5,541,087
Undrawn commitment fees	30,316	23,690
Fair value adjustment	1,253,011	1,338,623
Balance	$6,824,414	$6,903,400
Less: current maturities	(6,824,414)	(6,903,400)
Long-term obligations	$-	$-

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

As of May 31, 2015 and February 28, 2015, notes payable due to RMCF consisted of the following:

	May 31, 2015	February 28, 2015

Convertible note, secured, due 1/16/16 - principal	$5,571,403	$5,564,776
Construction Loans, secured, due 9/15/18 - principal	88,104	94,030
Management services payable	542,500	542,500
Fair Value Adjustment	1,253,011	1,338,623
Balance	$7,455,018	$7,539,929
Less: current maturities	(7,391,526)	(7,470,146)
Long-term obligations	$63,492	$69,783

The following table summarizes annual maturities of our notes payable as of May 31, 2015:

Amount

2016	$7,385,234
2017	25,741
2018	27,329
2019	16,714
Total minimum payments	7,455,018
Less: current maturities	(7,391,526)

Long-term obligations	$63,492

9.	FRANCHISE ROYALTIES AND FEES

During the three months ended May 31, 2015 and 2014, the Company recognized the following franchise royalties and fees:

	May 31, 2015	May 31, 2014
Royalty income	$593,851	$706,550
Franchise fee income	177,500	12,000
Rebate income from purveyors that supply products to franchisees	184,989	170,708
Marketing fees	121,078	133,633
Franchise royalties and fees	$1,077,418	$1,022,891

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

10.	OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consist of the following for the three months ended May 31, 2015 and 2014:

	May 31, 2015	May 31, 2014
Rent	$124,048	$125,299
Real estate taxes, insurance and CAM fees	36,719	48,027
Utilities	30,675	48,238
Occupancy and related expenses	$191,442	$221,564

11.	STOCKHOLDERS’ EQUITY

During the three months ended May 31, 2015 and 2014 the Company issued 200,000 and 250,000 shares, respectively, of restricted common stock to its non-employee directors for services pursuant to its Non-Employee Director Compensation Program (the “Program”). Stock granted pursuant to the Program is immediately vested on the grant date. During the three months ended May 31, 2015 the Company issued 50,000 shares of restricted common stock to its CEO for director related services. These shares were issued at the same terms as the award for non-employee directors. Associated with these awards the Company has recorded stock-based compensation expense during the three months ended May 31, 2015 and 2014 of $99,500 and $77,500, respectively, representing the estimated fair value on the date of grant.

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option pricing model. Options awarded in November 2011 and expensed until vested, in November 2013, were valued using the following assumptions: volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method). The Company did not recognize any expense during the three months ended May 31, 2015 associated with previously awarded restricted stock, compared to $4,845 of expense recognized in the three months ended May 31, 2014.

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

There was no stock option activity during the three months ended May 31, 2015 or 2014.

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2015

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Average Intrinsic Value
Outstanding - February 28, 2015	550,000	$1.24	.86 years	$5,625
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - May 31, 2015	550,000	$1.24	0.62 years	$4,125
Exercisable - May 31, 2015	400,000	$0.88	0.61 years	$4,125

During the three months ended May 31, 2015 and 2014, the Company expensed $0 and $0 related to stock warrants issued, respectively.

14.	RELATED PARTY TRANSACTIONS

As of May 31, 2015 and February 28, 2015, the Company owed $119,568 and $95,209, respectively, to RMCF for inventories and various operating expenses. See also Note 8, Notes Payable, Related Party.

15.	SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

16.	ASSET ACQUISITION EXPENSES

On January 17, 2014, the Company entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, the Company purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. The Company also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, the Company purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014 the Company entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights included the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. Associated with these transactions, the Company recorded net restructuring charges of $124,551 during the three months ended May 31, 2014.

Restructuring and acquisition charges incurred were comprised of the following for the three months ended May 31:

2014
Professional fees	$104,876
Severance/transitional compensation	16,550
Other	3,125

Total	$124,551

No restructuring and asset acquisition charges were incurred during the three months ended May 31, 2015.

17.	CONTINGENCIES

The CherryBerry selling parties entered into a one-year lock-up agreement with respect to the 4,000,000 shares of the Company’s common stock (the “CB Shares”) payable at the closing of the CherryBerry Acquisition. The CB Shares payable gave the selling parties voting rights and rights to dividends as of the acquisition date and were therefore included in the calculation of net loss per common share. The CB Shares were issued to the selling parties in February 2015. Following expiration of the lock-up period, if any of the CherryBerry selling parties desire to sell their CB Shares, they must first offer such shares to the Company and then to RMCF, at a price equal to the average of the market prices at the time of sale. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry selling parties comply with other terms of the agreement, the Company has agreed to pay a shortfall payment. If the Company was required to pay the shortfall payment at May 31, 2015, the shortfall payment would approximate $480,000. The Company determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at May 31, 2015.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: seasonality, consumer interest in our products, general economic conditions, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, and employment. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

History and Overview

We were incorporated under the laws of the state of Nevada on November 14, 2005 to own and operate EVOS fast food franchises as “Healthy Fast Food.” We opened two EVOS locations, using the proceeds from private placements and from our initial public offering that was completed in March 2008.

After experiencing continued operating losses with our EVOS restaurants, we decided to diversify into another healthy fast food concept and acquired the worldwide rights to U-Swirl Frozen Yogurt (“U-Swirl”) on September 30, 2008. We opened our first company-owned U-Swirl café in the Las Vegas Metropolitan Statistical Area (“Las Vegas MSA”) in March 2009, and we have since developed four more company-owned cafés in the Las Vegas MSA. In addition, the original U-Swirl café in Henderson, Nevada, continues to operate as a franchisee.

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

As of May 31, 2015, we had 9 company-owned cafés and 251 franchised cafés. Management is focusing its efforts on nurturing its relationship with new franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system which will be implemented in the future.

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

Results of Operations

For the three months ended May 31, 2015, company-owned U-Swirl cafés generated $1,030,957 in sales, net of discounts, as compared to sales of $1,478,188 for the comparable period in 2014, a decrease of 30%. The decrease is due primarily to the closure or sale of certain locations in the prior fiscal year. There were 9 company-owned cafés for the three months ended May 31, 2015, as compared to 13 for the three months ended May 31, 2014.

Our café operating costs in the three months ended May 31, 2015 were $748,136 or 73% of net sales revenues, resulting in café operating margin of $282,821. For the three months ended May 31, 2014, our café operating costs were $1,027,781, or 70% of net sales revenues, resulting in café operating margin of $450,407. This change was a result of the sale of certain stores during the prior year and the associated change in operating expenses.

For the three months ended May 31, 2015, we generated franchise fee income of $177,500, royalty income of $593,851, rebate income of $184,989 and marketing fees of $121,078 as compared to franchise fee income of $12,000, royalty income of $706,550, rebate income of $170,708 and marketing fees of $133,633 during the three months ended May 31, 2014. During the three months ended May 31, 2015, we had 251 franchised cafés in operation for all or part of that period, as compared to 285 during the three months ended May 31, 2014.

Franchise development expense increased to $207,877 in the three months ended May 31, 2015, compared to $116,356 in the three months ended May 31, 2014. This increase is the result of restructuring activities in the prior year and a focus on franchise support. The increase includes an increase in compensation expense and the associated travel costs of additional personnel.

Marketing and advertising expenses were $128,391 for the three months ended May 31, 2015 as compared to $148,730 for the three months ended May 31, 2014. This decrease is a result of a decrease in the number of units in operation, a decrease in same store sales and the associated decreases in marketing fee revenues.

For the three months ended May 31, 2015, general and administrative expense decreased by $97,974 to $556,378 compared to $654,352 incurred during the three months ended May 31, 2014. This decrease is due primarily to restructuring activities undertaken in the prior fiscal year and the associated reduction to general and administrative expense.

Depreciation and amortization expense decreased by $22,923, due primarily to fewer Company-owned cafés in operation during the period and fewer associated café assets in service.

There was no amount of asset acquisition related expenses during the three months ended May 31, 2015, compared to $124,551 in the three months ended May 31, 2014. This decrease was the result of less business acquisition activity during the period.

We generated income from operations of $350,028 in the three months ended May 31, 2015, as compared to $379,412 in the three months ended May 31, 2014. The decrease in income from operations is primarily a result of less benefit being realized associated with the fair value adjustment of our convertible debt.

Other expense increased by $2,160 for the 2015 period due to the monthly payments on our construction loans.

Income taxes were $65,675 in the three months ended May 31, 2015 compared with no amount in the three months ended May 31, 2014. The increase was a result of management’s expectation that we generate taxable income in the current fiscal year.

As a result of the factors described above, we generated net income of $279,344 for the 2015 period, as compared to $376,563 for the comparable 2014 period.

Liquidity and Financial Condition

At May 31, 2015, we had a working capital deficit of $6.93 million and cash of $3,158,590. At February 28, 2015, we had a working capital deficit of $7.45 million and cash of $2,348,121. The working capital deficit at May 31, 2015 and February 28, 2015 is the result of the inclusion of the convertible note in the amount of $7.37 million and $7.45 million, respectively, as a current liability. Because the note is payable through the issuance of preferred stock, we do not believe that the working capital deficit represents a liquidity concern.

For the three months ended May 31, 2015, we had net income of $279,344. Operating activities provided cash of $754,066, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $203,177 and the change in accounts payable and liabilities of $324,392. During the comparable 2014 period, we had net income of $376,563, and operating activities provided cash of $1,940,188. The principal adjustment to reconcile the net income to net cash provided by operating activities was the change in accounts receivable of $878,038 and the change in accounts payable and liabilities of $910,826.

During 2015, investing activities provided cash of $62,329, primarily due to a net change in other assets and proceeds received on notes receivable partially offset by purchases of property, equipment, goodwill and other intangible assets. In comparison, investing activities provided cash of $28,027 during the 2014 period primarily due to a net change in other assets partially offset by purchases of property and equipment.

Financing activities used cash of $5,926 for the three months ended May 31, 2015 and provided cash of $834,941 during the prior year period. This was primarily due to proceeds from the exercise of stock warrants.

Accounts receivable decreased from $267,140 at February 28, 2015 to $262,354 at May 31, 2015.

Accounts payable and accrued liabilities increased $324,392 from $2,732,233 at February 28, 2015 to $3,056,625 at May 31, 2015, due primarily to an increase in gift card liability.

Accounts payable, related party, increased from $95,209 at February 28, 2015 to $119,568 at May 31, 2015. These are amounts owed to RMCF for inventories and various operating expenses. The increase is primarily the result of RMCF becoming our health insurance provider and amounts owed associated with the consolidated benefit plan.

At May 31, 2015 we recorded $627,289 of deferred revenue compared to $805,860 at February 28, 2015. This deferred revenue is in connection with the development fees from area development agreements signed prior to those dates and advances received on rebate income from suppliers to our network of franchise locations. Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories. We recognize the rebate revenue when product is sold to participating locations and our rebate becomes earned.

Plan of Operations

We believe that cash flow generated from operating activities is more than sufficient to cover our contractual liabilities and what we require to maintain our existing operations, which now include the ALY, Yogurtini, Josie’s, CherryBerry, Yogli Mogli, Let’s Yo and Fuzzy Peach Frozen Yogurt chains. Although we have historically experienced losses from operations, including recently, based on our current projections, we believe that the operation of our nine company-owned cafés and revenues from franchise royalties and fees will provide sufficient cash to maintain our existing operations indefinitely.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with GAAP, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results may vary significantly from the estimates we have applied.

Our critical accounting policies and estimates are consistent with those disclosed in our 2015 Annual Report on Form 10-K. Please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our 2015 Annual Report on Form 10-K for a complete description of our Critical Accounting Policies and Estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon this evaluation as of May 31, 2015, our management has concluded that those disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued 250,000 shares of common stock to our CEO and four non-employee directors for services valued at $99,500. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
2.3	Asset Purchase Agreement among U-Swirl, Inc., CherryBerry Enterprises LLC, CherryBerry Corporate LLC, and CherryBerry LLC, dated January 17, 2014 (2)
2.4	Asset Purchase Agreement among U-Swirl, Inc., Yogli Mogli Franchise LLC, Yogli Mogli LLC, Yogli Mogli Newnan LLC, Yogli Mogli Enterprises LLC, and Yogli Mogli Wheaton, LLC dated January 17, 2014 (2)
3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended Bylaws (3)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(4)
4.1	Form of common stock certificate (5)
4.2	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
4.3	Letter modifying Warrant issued to Rocky Mountain Chocolate Factory, Inc. (6)
10.1	2007 Stock Option Plan, as amended (3)
10.2	2011 Stock Option Plan (4)
10.3	Form of Recourse Notes (1)

Regulation S-K Number	Exhibit
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.9	Form of Restricted Stock Agreement (1)
10.10	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
10.11	Secured Promissory Notes dated July 16, 2013 to Rocky Mountain Chocolate Factory, Inc. (8)
10.12	Loan and Security Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 16, 2014 (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
101*

Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended May 31, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

U-SWIRL, INC.

July 15, 2015	By:	/s/ Bryan Merryman
Bryan J. Merryman, Chief Executive Officer