Form 10-Q
period 2015-08-31
U-SWIRL, INC.
filed 2015-10-15
CIK 1355304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015

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

On September 30, 2015, the registrant had outstanding 22,065,484 shares of its common stock, $.001 par value.

U-SWIRL, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2015	February 28, 2015
	(Unaudited)
Assets
Current Assets
Cash	$3,490,296	$2,348,121
Accounts receivable, less allowance for doubtful accounts of $86,860 and $59,860, respectively	213,200	267,140
Notes receivable, including current maturities	77,203	73,247
Inventory	98,954	97,669
Prepaid expenses	56,900	58,058
Total Current Assets	3,936,553	2,844,235

Leasehold Improvements, Property and Equipment, net	1,290,619	1,542,642

Other Assets
Notes receivable, less current portion	100,059	139,998
Deposits	68,496	75,798
Goodwill and other intangible assets, net	7,653,408	7,795,175
Other assets	117,491	264,295
Total Other Assets	7,939,454	8,275,266

Total Assets	$13,166,626	$12,662,143

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$2,870,473	$2,732,233
Accounts payable, related party	80,872	95,209
Current portion of long-term debt, related party	7,060,839	7,470,146
Total Current Liabilities	10,012,184	10,297,588

Deferred rent	46,777	63,224
Deferred revenue	491,234	805,860
Notes payable, related party	57,106	69,783
Total Liabilities	10,607,301	11,236,455

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares Authorized, 22,065,484 and 21,815,484 shares issued and outstanding, respectively	22,065	21,815
Common stock payable	608	608
Additional paid-in capital	11,211,058	11,111,808
Accumulated deficit	(8,674,406)	(9,708,543)
Total Stockholders’ Equity	2,559,325	1,425,688

Total Liabilities and Stockholders’ Equity	$13,166,626	$12,662,143

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

Revenues
Café sales, net of discounts	$1,097,384	$1,305,268	$2,128,341	$2,783,456
Franchise royalties and fees	973,735	1,186,655	2,051,153	2,209,546
Total revenues	2,071,119	2,491,923	4,179,494	4,993,002

Café Operating Costs
Food, beverage and packaging costs	320,389	482,019	626,497	960,312
Labor and related expenses	258,877	283,020	509,463	610,944
Occupancy and related expenses	190,985	184,306	382,427	405,870
Franchise development	190,777	107,165	398,654	223,521
Marketing and advertising	123,785	162,769	252,176	311,499
General and administrative	365,706	533,154	922,084	1,187,506
Depreciation and amortization	198,372	206,735	401,549	432,835
Restructuring and asset acquisition expenses	-	503,526	-	628,077
Fair value adjustment	(337,685)	(64,588)	(423,297)	(240,791)
Total costs and expenses	1,311,206	2,398,106	3,069,553	4,519,773

Income from Operations	759,913	93,817	1,109,941	473,229

Other income (expense)
Interest expense	(7,918)	(9,686)	(15,926)	(12,535)
Interest income	2,798	2,547	5,797	2,547
Other expense, net	(5,120)	(7,139)	(10,129)	(9,988)

Income from continuing operations before income taxes	754,793	86,678	1,099,812	463,241

Provision for income taxes	-	-	65,675	-

Net income	$754,793	$86,678	$1,034,137	$463,241

Basic earnings per common share	$0.03	$0.00	$0.05	$0.02
Diluted earnings per common share	$0.03	$0.00	$0.05	$0.01

Weighted average common shares outstanding	22,673,482	22,093,262	22,669,678	21,353,965
Dilutive effect of stock options and warrants	-	1,453,078	4,063	2,073,472
Weighted average common shares outstanding, assuming dilution	22,673,482	23,546,340	22,673,741	23,427,437

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	August 31, 2015	August 31, 2014
Cash flows from operating activities
Net income	$1,034,137	$463,241
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	401,549	432,835
Fair value adjustment on notes payable, related party	(423,297)	(240,791)
Accrued interest on notes payable, related party	13,255	-
Stock-based compensation	99,500	152,518
Asset Impairment	-	243,000
Provision for loss on accounts receivable	27,000	58,000
Loss (gain) on asset disposals and the sale of property and equipment	60,889	(5,195)
Deferred rent	(16,447)	(43,063)
Deferred revenue	(314,626)	(407,533)
Deferred Taxes	-	(81,708)
Changes in operating assets and liabilities
Accounts receivable, net	26,940	1,030,285
Inventory	(1,285)	(40,335)
Prepaid expenses	1,158	(47,138)
Deposits	7,302	(8,530)
Accounts payable and accrued liabilities	138,240	444,743
Accounts payable, related party	(14,337)	(63,768)
Other assets	140,782	138,676
Net cash provided by operating activities	1,180,760	2,025,237

Cash flow from investing activities
Accounts receivable, related party	-	11,989
Proceeds received on notes receivable	35,983	10,103
Additions to notes receivable	-	(295,401)
Purchases of goodwill and other intangible assets	(37,686)	-
Proceeds from sales of assets	13,532	525,000
Purchases of property and equipment	(38,472)	(63,352)
Net cash provided (used) by investing activities	(26,643)	188,339

Cash flows from financing activities
Proceeds from exercise of stock warrants	-	892,895
Payments on long term debt	(11,942)	(1,139,601)
Net cash provided (used) by financing activities	(11,942)	(246,706)

Net change in cash	1,142,175	1,966,870

Cash, beginning of period	2,348,121	701,748

Cash, end of period	$3,490,296	$2,668,618

Supplemental disclosure of cash flow information
Interest paid	2,672	3,366
Income tax paid	4,780	-
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	-	275,000
Inventory	-	5,433

The accompanying notes are an integral part of these financial statements.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

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

As a result of the change in control occurring in connection with the aforementioned transactions, the Company has been deemed to have been acquired by RMCF. Following the Rocky Mountain Transaction, there was a significant minority interest of the issued and outstanding common stock. Due to the significant minority interest, the fair value increments and decrements have not been included in the accompanying financial statements. As the accounting acquirer, RMCF will consolidate the Company’s results of operations in its financial statements. RMCF trades on the NASDAQ Global Market under the trading symbol “RMCF”.

In October 2013, the Company acquired the franchise rights to nine self-serve frozen yogurt cafés and license agreements to two self-serve frozen yogurt cafés from Josie’s Frozen Yogurt, LLC (“Josie’s”).

In January 2014, the Company entered into business acquisitions with two operators and franchisors of self-serve frozen yogurt cafés, CherryBerry Enterprises, LLC (“CherryBerry”) and Yogli Mogli, LLC (“Yogli Mogli”), thereby adding 182 cafés. CherryBerry and certain affiliates were acquired for approximately $4.25 million in cash and 4,000,000 shares of the Company’s common stock (the “CherryBerry Acquisition”). Yogli Mogli was acquired for $2.15 million in cash and 277,778 shares of the Company’s common stock (the “Yogli Mogli Acquisition”). Subsequent to the transaction date Yogli Mogli did not complete the anticipated funding of the gift card liability. As a result, the Company has not issued any of the Yogli Mogli shares. As described in Note 17 of our 10K filing for the year ended February 28, 2015, the Company does not anticipate that the shares will be issued. As of August 31, 2015 those shares had not been issued and the Company has recorded an assumed liability associated with the gift card liability.

The Company also entered into an asset acquisition with another operator and franchisor of self-serve frozen yogurt cafés, Fuzzy Peach Franchising, LLC (“Fuzzy Peach”), in February 2014, thereby adding 17 cafés. The Company paid $481,000 at closing, plus an earn-out of $146,257 based upon royalty income generated by Fuzzy Peach cafés over the subsequent twelve months. RMCF provided the funding for these acquisitions through a related party convertible note, which is secured by all of the Company’s assets (the “Convertible Note”). See Note 9.

As of August 31, 2015 the Company had the following locations:

Locations
Company-owned Cafés
CherryBerry	1
Yogli Mogli	1
U-Swirl	5
Aspen Leaf Yogurt	2
Franchised and licensed Cafés
Fuzzy Peach	17
Josie’s	5
CherryBerry	123
Yogli Mogli	22
U-Swirl	36
Aspen Leaf Yogurt	5
Yogurtini	23
Let’s Yo!	12
Total	252

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

2.	GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2015, the Company had a working capital deficiency of $6,075,631, cash of $3,490,296, and related party convertible note of $7,035,857. The Company is in default on the related party convertible note, see Note 9 for discussion of the related party convertible note. The holder has the ability to call the full recourse convertible note and the Company does not have sufficient cash to satisfy the obligation. The default raises substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company must reach a satisfactory resolution with the related party. There are no assurances that the Company will be successful in reaching a satisfactory resolution and in the event the Company is unsuccessful, it would be unlikely for the Company to continue as a going concern.

The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might arise from this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the six months ended August 31, 2015, are not necessarily indicative of operating results that may be expected during any other interim period or the year ending February 29, 2016.

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

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The Company has consistently applied the valuation techniques discussed below in all periods presented. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2015 and February 28, 2015 by level within the fair value hierarchy:

February 28, 2015	Level 1	Level 2	Level 3	Total

Liabilities

Convertible Note	$-	$-	$6,903,400	$6,903,400

August 31, 2015	Level 1	Level 2	Level 3	Total

Liabilities

Convertible Note	$-	$-	$6,493,356	$6,493,356

The Company determined the fair value of the Convertible Note using the income valuation technique. Because of the hybrid nature of the Convertible Note, the Company first valued the debt host contract, or straight “bond”, component using a discounted cash flow analysis, and then valued the compound embedded derivative features using a Flexible Monte Carlo simulation. See Note 9 for discussion of the embedded features. Significant inputs to the valuation model include the coupon rate, effective yield, volatility, expected return and implied equity value. In addition, the following inputs were used in the Flexible Monte Carlo simulation to value the compound embedded derivative scenarios using different conversion dates, conversion rates, likelihood of default, conversion behavior and dilution of stock price on conversion.

The Company’s Convertible Note is included in the Level 3 fair value hierarchy because not all the significant inputs are directly or indirectly observable.

The following table summarizes the valuation techniques, models and significant unobservable inputs used for the Company’s Convertible Note (broken into its components), categorized within Level 3 of the fair value hierarchy:

Liabilities at Fair Value	Fair Value at August 31, 2015	Fair Value at February 28, 2015	Valuation Techniques / Model	Unobservable Inputs
Bond component	$6,325,139	$6,241,896	Income approach using discounted cash flow model	Effective yield 12.75-15%
Embedded conversion features	$131,274	$637,814	Income approach using flexible Monte Carlo simulation	Expected return of 0% Implied Equity Value ranging from 5% - 10%
Total	$6,456,413	$6,879,710

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

Significant increases (decreases) in the unobservable inputs used in the fair value measurements would result in a significantly lower (higher) fair value measurement.

The following table sets forth a reconciliation of changes in the fair value of the Convertible Note classified as Level 3 in the fair value hierarchy:

Balance, February 28, 2015	$6,879,710
Purchases	-
Payments	-
Unrealized gain	(423,297)
Subtotal	6,456,413
Undrawn commitment fees	36,943
Balance, August 31, 2015	$6,493,356

New Accounting Pronouncements - In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for us in the first quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements.

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

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015. When adopted, ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at August 31, 2015 and February 28, 2015:

	August 31, 2015	February 28, 2015
Accounts receivable, trade	$297,055	$249,652
Allowance for doubtful accounts	(86,860)	(59,860)
Accounts receivable, other	3,005	77,348

Accounts receivable, net	$213,200	$267,140

At February 28, 2015, accounts receivable, other consists primarily of a receivable owed to us by Moxie as a result of our change in management. The receivable consisted of specific customer accounts receivable collected after the change in management and due to the Company as a part of the release of interest in Moxie assets. At August 31, 2015, accounts receivable, other consists primarily of a rebate receivable.

5.	INVENTORY

As of August 31, 2015 and February 28, 2015, inventory consisted of the following:

	August 31, 2015	February 28, 2015
Food and beverages	$60,645	$62,462
Paper products/Supplies	38,309	35,207
Total Inventory	$98,954	$97,669

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

6.	LEASEHOLD IMPROVEMENTS, PROPERTY AND EQUIPMENT

Leasehold improvements, property and equipment consisted of the following as of August 31, 2015 and February 28, 2015:

	August 31, 2015	February 28, 2015
Café equipment	$1,213,888	$1,300,449
Furniture and fixtures	537,765	524,167
Computer equipment	169,397	166,747
Leasehold improvements	1,640,858	1,724,951
Asset impairment	(290,640)	(290,640)
	3,271,268	3,425,674
Less: accumulated depreciation	(1,980,649)	(1,883,032)
Leasehold improvements, property and equipment, net	$1,290,619	$1,542,642

Depreciation expense for the six months ended August 31, 2015 and 2014 was $222,096 and $250,058, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Intangible assets at August 31, 2015 and February 28, 2015 consisted of the following:

				August 31, 2015		February 28, 2015

	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademark/Non-competition agreements	5	-	20	456,000	40,282	456,000	30,814
Franchise Rights		20		5,887,977	580,816	5,850,290	410,830
Total				6,343,977	621,098	6,306,290	441,644
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				23,000	-	23,000	-
Franchising goodwill				1,907,529	-	1,907,529	-
Total Goodwill				1,930,529	-	1,930,529	-

Total intangible assets				$8,274,506	$621,098	$8,236,819	$441,644

Amortization expense related to intangible assets totaled $179,453 and $182,777 during the six months ended August 31, 2015 and 2014, respectively.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

At August 31, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2016	189,410
2017	401,588
2018	417,688
2019	424,174
2020	411,629
Thereafter	3,878,390
Total	$5,722,879

8.	DEFERRED REVENUE

The Company deferred franchisee fees, area development agreement fees and rebate income of $491,234 and $805,860 as of August 31, 2015 and February 28, 2015, respectively.

9.	NOTES PAYABLE, RELATED PARTY

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

On January 16, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with RMCF pursuant to which RMCF agreed to loan the Company up to $7,750,000. As of August 31, 2015, the Company had borrowed $8,038,616 under this Loan Agreement and repaid $2,497,529, for a net principal balance of $5,541,087. Interest accrues on the unpaid principal balance of the loan at the rate of 9% per annum, and is included in the principal balance. Principal and interest are due January 16, 2016. The outstanding principal and interest is convertible at prices of $0.90 and $0.45 per share of preferred stock, respectively, subject to adjustments upon the occurrence of certain events. Payment of the loan is secured by a security interest in all of the Company’s assets.

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

As discussed in Note 2, the Company is in default under the terms of the Loan Agreement. The Company does not have sufficient working capital to satisfy the obligation if the lender requires payment in cash.

The loan covenants required the Company to maintain consolidated adjusted EBITDA of $1,804,000 for the twelve months ended August 31, 2015. At August 31, 2015 the Company had reported $1,423,000 of adjusted EBITDA. As a result of this default, RMCF may charge interest on all amounts due under the loan agreement with the Company at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on its security interest. At August 31, 2015 the conversion of the loan into preferred stock as settlement of the obligation would result in approximately 66% more preferred shares issued when compared to the amount issuable if the Company was compliant with the loan covenants.

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

As discussed in Note 1, the Convertible Note contains a compound embedded derivative related to the conversion feature, equity indexed interest payments, down-round protection default conversion option, default interest and optional redemption feature. The Company records the Convertible Note at fair value.

The unrealized gain of $423,297 during the six months ended August 31, 2015 represents the change in the fair value adjustment of the convertible note’s derivative feature and is included in the accompanying Consolidated Statements of Operations. The fair value adjustment includes interest payable under the Convertible Note.

The Company is required to pay an undrawn commitment fee equal to 0.10% multiplied by the average daily difference between the loan commitment and the aggregate outstanding loan. The undrawn commitment fee is payable in cash or preferred stock at $0.45 per share.

RMCF may convert outstanding principal, or any portion thereof, into shares of preferred stock by dividing the principal to be converted by $0.90 per share. The conversion price is subject to adjustment for traditional recapitalizations. As a result of the default, RMCF has the right to convert the Convertible Note into shares of preferred stock at the lessor of $0.45 or the implied equity value, as defined in the loan agreement, multiplied by 3.

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

As of August 31, 2015 and February 28, 2015, the convertible note due to RMCF consisted of the following:

	August 31, 2015	February 28, 2015

Principal	$5,541,087	$5,541,087
Undrawn commitment fees	36,943	23,690
Fair value adjustment	915,326	1,338,623
Balance	$6,493,356	$6,903,400
Less: current maturities	(6,493,356)	(6,903,400)
Long-term obligations	$-	$-

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

As of August 31, 2015 and February 28, 2015, notes payable due to RMCF consisted of the following:

	August 31, 2015	February 28, 2015

Convertible note, secured, due 1/16/16 - principal	$5,578,031	$5,564,776
Construction Loans, secured, due 9/15/18 - principal	82,088	94,030
Management services payable	542,500	542,500
Fair Value Adjustment	915,326	1,338,623
Balance	$7,117,945	$7,539,929
Less: current maturities	(7,060,839)	(7,470,146)
Long-term obligations	$57,106	$69,783

The following table summarizes annual maturities of our notes payable as of August 31, 2015:

Amount

2016	$7,048,161
2017	25,741
2018	27,329
2019	16,714
Total minimum payments	7,117,945
Less: current maturities	(7,060,839)

Long-term obligations	$57,106

10.	FRANCHISE ROYALTIES AND FEES

During the six months ended August 31, 2015 and 2014, the Company recognized the following franchise royalties and fees:

	August 31, 2015	August 31, 2014
Royalty income	$1,284,213	$1,486,794
Franchise fee income	228,500	104,250
Rebate income from purveyors that supply products to franchisees	299,840	337,083
Marketing fees	238,600	281,419
Franchise royalties and fees	$2,051,153	$2,209,546

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

11.	OCCUPANCY AND RELATED EXPENSES

Occupancy and related expenses consisted of the following for the six months ended August 31, 2015 and 2014:

	August 31, 2015	August 31, 2014
Rent	$297,584	$244,764
Real estate taxes, insurance and CAM fees	18,675	73,159
Utilities	66,168	87,947
Occupancy and related expenses	$382,427	$405,870

12.	STOCKHOLDERS’ EQUITY

During the six months ended August 31, 2015 and 2014 the Company issued 200,000 and 250,000 shares, respectively, of restricted common stock to its non-employee directors for services pursuant to its Non-Employee Director Compensation Program (the “Program”). Stock granted pursuant to the Program is immediately vested on the grant date. During the six months ended August 31, 2015 the Company issued 50,000 shares of restricted common stock to its CEO for director related services. These shares were issued at the same terms as the award for non-employee directors. Associated with these awards the Company has recorded stock-based compensation expense during the six months ended August 31, 2015 and 2014 of $99,500 and $77,500, respectively, representing the estimated fair value on the date of grant.

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option pricing model. Options awarded in November 2011 and expensed until vested, in November 2013, were valued using the following assumptions: volatility rate of 123.53% - 125.65%; risk-free interest rate of 0.40% - 1.09% based on a U.S. Treasury rate of 3 years; and a 3-year expected option life (simplified method). The Company did not recognize any expense during the six months ended August 31, 2015 associated with previously awarded restricted stock, compared to $75,019 of expense recognized in the six months ended August 31, 2014.

13.	STOCK OPTIONS

On June 27, 2007, the stockholders of our Company adopted the 2007 Stock Option Plan which currently permits the granting of options to purchase up to 2,206,548 shares. The 2007 Stock Option Plan will remain in effect until it is terminated by the board of directors except that no incentive stock option will be granted after June 26, 2017. On April 20, 2011, the stockholders of our Company adopted the 2011 Stock Option Plan which permits the granting of options to purchase up to 750,000 shares.

There was no stock option activity during the six months ended August 31, 2015 or 2014.

14.	WARRANTS

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

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Outstanding - February 28, 2015	550,000	$1.24	.86	$5,625
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - August 31, 2015	550,000	$1.24	0.37	$-
Exercisable - August 31, 2015	400,000	$0.88	0.35	$-

During the six months ended August 31, 2015 and 2014, the Company expensed $0 and $0 related to stock warrants issued, respectively.

15.	RELATED PARTY TRANSACTIONS

As of August 31, 2015 and February 28, 2015, the Company owed $80,872 and $95,209, respectively, to RMCF for inventories and various operating expenses. See also Note 9, Notes Payable, Related Party.

16.	SUBSEQUENT EVENTS

Subsequent to the end of the quarter the company was notified of the intended closure of a franchisee that holds a note payable to the Company in the amount of $50,742. The note is secured by all of the assets at the store location and the Company intends to repossess the assets in satisfaction of the note. The company does not believe that this will have a material impact on operations.

17.	ASSET ACQUISITION EXPENSES

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

On September 4, 2014 U-Swirl announced an operational restructuring that is designed to enhance U-Swirl’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of the employment agreements with the named officers, severance payments for other employees and expense associated with the impairment of certain leasehold improvements, property and equipment. The Company recorded restructuring charges of $503,526 during the six months ended August 31, 2014 associated with these transactions.

Restructuring and acquisition charges incurred were comprised of the following for the six months ended August 31:

2014
Professional fees	$104,876
Severance/transitional compensation	211,747
Accelerated restricted stock unit vesting	65,329
Leasehold improvements, property and equipment Impairment	243,000
Other	3,125

Total	$628,077

U-SWIRL, INC.

NOTES TO THE INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2015

No restructuring and asset acquisition charges were incurred during the six months ended August 31, 2015.

18.	CONTINGENCIES

In January 2014, we entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC, and their respective owners (collectively, the "CherryBerry Selling Parties”), pursuant to which we acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, we agreed to issue an aggregate of 4,000,000 shares of our common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to us and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, we agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If we were required to pay the shortfall payment at August 31, 2015, the shortfall payment would approximate $1,640,000. We determined the likelihood of incurring the liability to be less than probable and have not recorded a contingent liability at August 31, 2015. In July and August 2015, the CherryBerry Selling Parties submitted to us several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

On August 25, 2015, we filed a lawsuit against the CherryBerry Selling Parties, a former officer and director of U-Swirl and unknown other parties, in the District Court for La Plata County, Colorado, alleging wrongful actions on their part to cause the price of our common stock to decline and thereafter making an improper demand for the shortfall payment described above, and certain other actions in violation of various provisions of the CherryBerry Purchase Agreement. We seek unspecified damages, attorneys’ fees, other costs, and a determination that the shortfall payment arrangement is void. On September 30, 2015, the CherryBerry Selling Parties filed an answer and counterclaim to the lawsuit in the U.S. District Court for the District of Colorado, and moved the lawsuit to federal court in the U.S. District Court for the District of Colorado. The counterclaim added RMCF to the lawsuit, and alleges that we materially breached the CherryBerry Purchase Agreement by not paying the shortfall payment, that U-Swirl is the alter ego of RMCF and RMCF is liable for any obligations of ours, and that the RMCF Loan Agreement should be recharacterized as equity. The CherryBerry Selling Parties seek payment in full of the shortfall payment under the CherryBerry Purchase Agreement, declaratory judgements that U-Swirl is the alter ego of RMCF and the Loan Agreement should be recharacterized as equity, and interest, attorneys’ fees, costs and other equitable relief. The lawsuit is currently in the early stages of litigation. We intend to pursue our claims in the lawsuit, and U-Swirl and RMCF intend to defend the counterclaim vigorously. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

19.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of August 31, 2015 and February 28, 2015:

	August 31, 2015	February 28, 2015
Gift card liabilities	$2,217,136	$2,078,525
Accounts payable, trade	462,766	552,112
Other accrued expenses	190,571	101,596
Total accounts payable and accrued liabilities	$2,870,473	$2,732,233

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements.” These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: seasonality, consumer interest in our products, general economic conditions, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, and employment. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

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

In April 2015, we acquired the business assets of the Let’s Yo! frozen yogurt system. As part of this transaction we acquired the franchise rights to 12 self-serve frozen yogurt cafés.

As of August 31, 2015, we had 9 company-owned cafés and 243 franchised cafés. Management is focusing its efforts on nurturing its relationship with new franchisees, studying each franchise system in order to identify the best practices from each, and integrating these best practices into a single system to be implemented in the future.

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

Results of Operations

Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

For the three months ended August 31, 2015, company-owned U-Swirl cafés generated $1,097,384 in sales, net of discounts, as compared to sales of $1,305,268 for the comparable period in 2014, a decrease of 16%. The decrease is due primarily to the sale of certain locations in the prior fiscal year. There were 9 company-owned cafés for the three months ended August 31, 2015, as compared to 9 for the three months ended August 31, 2014. During the three months ended August 31, 2014, 4 company-owned stores were sold to franchisees and their revenues were realized for a portion of the three-month period.

Our café operating costs in the three months ended August 31, 2015 were $770,251 or 70% of net sales revenues, resulting in café operating margin of $327,133. For the three months ended August 31, 2014, our café operating costs were $949,345, or 73% of net sales revenues, resulting in café operating margin of $355,923. This change was a result of the sale of certain stores during the prior year and the associated change in operating expenses.

For the three months ended August 31, 2015, we generated franchise fee income of $51,000, royalty income of $690,362, rebate income of $114,851 and marketing fees of $117,522 as compared to franchise fee income of $92,250, royalty income of $780,244, rebate income of $166,375 and marketing fees of $147,786 during the three months ended August 31, 2014. During the three months ended August 31, 2015, we had 243 franchised cafés in operation for all or part of that period, as compared to 287 during the three months ended August 31, 2014.

Franchise development expense increased to $190,777 in the three months ended August 31, 2015, compared to $107,165 in the three months ended August 31, 2014. This increase is the result of restructuring activities in the prior year and a focus on franchise support. The increase includes an increase in compensation expense and the associated travel costs of additional personnel.

Marketing and advertising expenses were $123,785 for the three months ended August 31, 2015 as compared to $162,769 for the three months ended August 31, 2014. This decrease is a result of a decrease in the number of units in operation, a decrease in same store sales and the associated decreases in marketing fee revenues.

For the three months ended August 31, 2015, general and administrative expense decreased by $167,448 to $365,706 compared to $533,154 incurred during the three months ended August 31, 2014. This decrease is due primarily to restructuring activities undertaken in the prior fiscal year and the associated reduction to general and administrative expense.

Depreciation and amortization expense decreased by $8,363, due primarily to fewer company-owned cafés in operation during the period and fewer associated café assets in service.

There was no amount of restructuring and asset acquisition expense during the three months ended August 31, 2015, compared to $503,526 in the three months ended August 31, 2014. This decrease was the result of restructuring costs incurred during the three months ended August 31, 2014 with no comparable expense incurred during the three months ended August 31, 2015.

We generated income from operations of $759,913 in the three months ended August 31, 2015, compared to $93,817 in the three months ended August 31, 2014. The increase in income from operations is primarily a result of restructuring activities in the prior fiscal year and the associated reduction in expenses and a favorable fair value adjustment on our convertible debt.

Other expense decreased by $2,019 for the 2015 period due to the decrease in principal balance on our construction loans and the associated decrease in monthly interest payments.

There were no income taxes in the three months ended August 31, 2015 or August 31, 2014.

As a result of the factors described above, we generated net income of $754,793 for the 2015 period, as compared to $86,678 for the comparable 2014 period.

Six Months Ended August 31, 2015 Compared to the Six Months Ended August 31, 2014

For the six months ended August 31, 2015, company-owned U-Swirl cafés generated $2,128,341 in sales, net of discounts, as compared to sales of $2,783,456 for the comparable period in 2014, a decrease of 24%. The decrease is due primarily to the sale or closing of certain company-owned cafés. There were 9 company-owned cafés for the six months ended August 31, 2015, as compared to 9 for the six months ended August 31, 2014. During the six months ended August 31, 2014, 4 company-owned cafés were sold to franchisees and their revenues were realized for a portion of the six-month period.

Our café operating costs in the six months ended August 31, 2015 were $1,518,387 or 71% of net sales revenues, resulting in café operating margin of $609,954. For the six months ended August 31, 2014, our café operating costs were $1,977,126, or 71% of net sales revenues, resulting in café operating margin of $806,330.

For the six months ended August 31, 2015, we generated franchise fee income of $228,500, royalty income of $1,284,213, rebate income of $299,840 and marketing fees of $238,600 as compared to franchise fee income of $104,250, royalty income of $1,486,794, rebate income of $337,083 and marketing fees of $281,419 during the six months ended August 31, 2014. During the six months ended August 31, 2015, we had 243 franchised cafés in operation for all or part of that period, as compared to 287 during the six months ended August 31, 2014.

Franchise development expense increased to $398,654 in the six months ended August 31, 2015, compared to $223,521 in the six months ended August 31, 2014. This increase is the result of restructuring activities in the prior year and a focus on franchise support. The increase includes an increase in compensation expense and the associated travel costs of additional personnel.

Marketing and advertising expenses were $252,176 for the six months ended August 31, 2015 as compared to $311,499 for the six months ended August 31, 2014. This decrease is a result of a decrease in the number of units in operation, a decrease in same store sales and the associated decreases in marketing fee revenues.

For the six months ended August 31, 2015, general and administrative expense decreased by $265,422 due primarily to restructuring in the prior year and the associated decrease in general and administrative expenses.

Depreciation and amortization expense decreased by $31,286, due primarily to less depreciation expense associated with fewer company-owned cafés in operation for the entire period.

Restructuring and acquisition related charges decreased by $628,077 due to certain expenses being incurred related to management changes during the prior fiscal year, the closure or sale of certain assets during the six months ended August 31, 2014 and the acquisitions of CherryBerry, Yogli Mogli and Fuzzy Peach in January and February 2014.

We generated income from operations of $1,109,941 in the six months ended August 31, 2015, as compared to $473,229 in the six months ended August 31, 2014. The increase in income from operations is primarily a result of a favorable fair value adjustment on our convertible debt and decreased expenses due to restructuring changes in the prior fiscal year.

Other expense was approximately unchanged for the six months ended August 31, 2015, compared to the six months ended August 31, 2014.

Income taxes were $65,675 in the six months ended August 31, 2015 compared with no amount in the six months ended August 31, 2014. The increase was a result of management’s expectation that we generate taxable income in the current fiscal year, however most of the generated taxable income will be offset by operating loss carryforwards from prior years.

As a result of the factors described above, we generated net income of $1,034,137 for the 2015 period, as compared to $463,241 for the comparable 2014 period.

Liquidity and Financial Condition

At August 31, 2015, we had a working capital deficit of $6.08 million and cash of $3,490,296. At February 28, 2015, we had a working capital deficit of $7.45 million and cash of $2,348,121. The working capital deficit at August 31, 2015 and February 28, 2015 is the result of the inclusion of the convertible note in the amount of $7.04 million and $7.45 million, respectively, as a current liability. As described in Note 2 to the Financial Statements the holder has the ability to call the full recourse convertible note immediately due and payable and the Company does not have sufficient cash to satisfy the obligation. The default matter raises substantial doubt about the Company’s ability to continue as a going concern.

For the six months ended August 31, 2015, we had net income of $1,034,137. Operating activities provided cash of $1,180,760, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $401,549, the change in accounts payable and liabilities of $138,240, stock based compensation expense of $99,500 and the change in other assets of $140,782 partially offset by the fair value adjustment of $(423,297) and the change in deferred revenue of $(314,626). During the comparable 2014 period, we had net income of $463,241, and operating activities provided cash of $2,025,237. The principal adjustment to reconcile the net income to net cash provided by operating activities was the change in accounts receivable of $1,030,285 and the change in accounts payable and liabilities of $444,743.

During 2015, investing activities used cash of $26,643, primarily due to proceeds received on notes receivable more than offset by purchases of property, equipment, goodwill and other intangible assets. In comparison, investing activities provided cash of $188,339 during the 2014 period primarily due to proceeds from the sale of assets partially offset by additions to notes receivable.

Financing activities used cash of $11,942 for the six months ended August 31, 2015 and used cash of $246,706 during the prior year period. This was primarily due to payments on long-term debt partially offset by proceeds from the exercise of stock warrants.

Accounts receivable decreased from $267,140 at February 28, 2015 to $213,200 at August 31, 2015.

Accounts payable and accrued liabilities increased $138,240 from $2,732,233 at February 28, 2015 to $2,870,473 at August 31, 2015, due primarily to an increase in gift card liability.

Accounts payable, related party, decreased from $95,209 at February 28, 2015 to $80,872 at August 31, 2015. These are amounts owed to RMCF for inventories and various operating expenses. The decrease is primarily the result of the sale of certain assets and the corresponding payment to RMCF.

At August 31, 2015 we recorded $491,234 of deferred revenue compared to $805,860 at February 28, 2015. This deferred revenue is in connection with the development fees from area development agreements signed prior to those dates and advances received on rebate income from suppliers to our network of franchise locations. Pursuant to the terms of the agreements, we will recognize franchise fee revenue upon the opening of each café within the respective territories. We recognize the rebate revenue when product is sold to participating locations and our rebate becomes earned.

Going Concern

We had negative working capital at August 31, 2015 and February 28, 2015. Because of this, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend on the actions of Rocky Mountain Chocolate Factory concerning our loan agreement, our future performance, and our ability to successfully implement our business and growth strategies.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon this evaluation as of August 31, 2015, our management has concluded that those disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth below, we are not currently involved in any material legal proceedings other than routine litigation incidental to our business.

In January 2014, we entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC, and their respective owners (collectively, the "CherryBerry Selling Parties”), pursuant to which we acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, we agreed to issue an aggregate of 4,000,000 shares of our common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to U-Swirl and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, we agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. In July and August 2015, the CherryBerry Selling Parties submitted to us several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

On August 25, 2015, we filed a lawsuit against the CherryBerry Selling Parties, a former officer and director of ours and unknown other parties, in the District Court for La Plata County, Colorado, alleging wrongful actions on their part to cause the price of our common stock to decline and thereafter making an improper demand for the shortfall payment described above, and certain other actions in violation of various provisions of the CherryBerry Purchase Agreement. We seek unspecified damages, attorneys‘ fees, other costs, and a determination that the shortfall payment arrangement is void. On September 30, 2015, the CherryBerry Selling Parties filed an answer and counterclaim to the lawsuit in the U.S. District Court for the District of Colorado, and moved the lawsuit to federal court in the U.S. District Court for the District of Colorado. The counterclaim added RMCF to the lawsuit, and alleges that we materially breached the CherryBerry Purchase Agreement by not paying the shortfall payment, that U-Swirl is the alter ego of RMCF and RMCF is liable for any obligations of ours, and that the RMCF Loan Agreement should be recharacterized as equity. The CherryBerry Selling Parties seek payment in full of the shortfall payment under the CherryBerry Purchase Agreement, declaratory judgements that U-Swirl is the alter ego of RMCF and the Loan Agreement should be recharacterized as equity, and interest, attorneys’ fees, costs and other equitable relief. The lawsuit is currently in the early stages of litigation. We intend to pursue our claims in the lawsuit, and U-Swirl and RMCF intend to defend the counterclaim vigorously.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
2.1	Asset Purchase Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
2.2	Membership Interest Purchase Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
2.3	Asset Purchase Agreement among U-Swirl, Inc., CherryBerry Enterprises LLC, CherryBerry Corporate LLC, and CherryBerry LLC, dated January 17, 2014 (2)
2.4	Asset Purchase Agreement among U-Swirl, Inc., Yogli Mogli Franchise LLC, Yogli Mogli LLC, Yogli Mogli Newnan LLC, Yogli Mogli Enterprises LLC, and Yogli Mogli Wheaton, LLC dated January 17, 2014 (2)
3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended Bylaws (3)
3.3	Certificate of Amendment to Articles of Incorporation filed April 22, 2011(4)
4.1	Form of common stock certificate (5)
4.2	Warrant issued to Rocky Mountain Chocolate Factory, Inc. (1)
4.3	Letter modifying Warrant issued to Rocky Mountain Chocolate Factory, Inc. (6)
10.1	2007 Stock Option Plan, as amended (3)
10.2	2011 Stock Option Plan (4)
10.3	Form of Recourse Notes (1)
10.4	Form of Non-Recourse Notes (1)
10.5	Form of Security Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC (1)
10.6	Investor Rights Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 14, 2013 (1)
10.7	Investor Rights Agreement between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.8	Voting Agreement among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc. and Aspen Leaf Yogurt, LLC dated January 14, 2013 (1)
10.9	Intercompany Advance Agreement between Rocky Mountain Chocolate Factory, Inc. and U-Swirl, Inc. dated March 27, 2013 (7)
10.10	Secured Promissory Notes dated July 16, 2013 to Rocky Mountain Chocolate Factory, Inc. (8)
10.11	Loan and Security Agreement between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc. dated January 16, 2014 (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
101*

Financial statements from the Quarterly Report on Form 10-Q of U-Swirl, Inc. for the quarterly period ended August 31, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

U-SWIRL, INC.

October 15, 2015	By:	/s/ Bryan Merryman
Bryan J. Merryman, Chief Executive Officer

October 15, 2015	By:	/s/ Jeremy Kinney
Jeremy Kinney, Chief Financial Officer